Form 10-Q
period 2011-12-31
Centor Inc.
filed 2012-03-27
CIK 1527624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31,2011

[     ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number: 000-52970

CENTOR, INC.

(Exact name of registrant as specified in its charter)

Nevada	0000000
(State of incorporation)	(I.R.S. Employer Identification No.)

                                      4667A Dundas Street West, Etobicoke Ontario, Canada, M9A 1A4

 (Address of principal executive offices)

                                                                               416-418-1582

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes     ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

☐

Accelerated Filer

☐

Non-Accelerated Filer

☐

Smaller Reporting Company

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). X Yes    No

As of December 31,2011, there were 11,450,000 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

CENTOR,INC.

TABLE OF CONTENTS

PAGE
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4.	CONTROLS AND PROCEDURES
PART II	OTHER INFORMATION

ITEM 1. ITEM 1A.	LEGAL PROCEEDINGS RISK FACTORS
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
ITEM 4.	[REMOVED AND RESERVED]
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Centor, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Centor" refers to Centor, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (UNAUDITED)

Index

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Cash Flows

F-3

Notes to the Financial Statements

F-4

CENTOR, INC.

 (An Exploration Stage Company)

BALANCE SHEETS

(unaudited)

	(UNAUDITED)
	December	March 31,
	31, 2011	2011

ASSETS

Current assets:

Cash	$ 5,849	$ 55,850

Total assets	$ 5,849	$ 55,850

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts Payable and Accrued Expenses	-	-

Total liabilities	-	-

Commitments and contingencies	-	-

Stockholders' equity:
Common stock; authorized 75,000,000; $0.001 par value; 11,450,000 shares
issued and outstanding at December 31, 2011 and March 31, 2011	11,450	11,450
Paid in capital	44,550	44,550
Deficit accumulated during the exploration stage	(50,151)	(150)

Total stockholders' equity	5,849	55,850

Total liabilities and stockholders' equity	$5,849	$ 55,850

The accompanying notes are an integral part of these financial statements

CENTOR,INC.

 (An Exploration Stage Company)

 STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended December 31, 2011	Nine months ended December 31, 2011	From Inception (February 16, 2011) to December 31, 2011

Operating Expenses:

General and administrative	$ 15	$ 34,530	$ 34,680
Exploration costs	-	2,111	2,111
Impairment loss on mineral claims	-	13,360	13,360

Net loss	$ 15	$ 50,001	$ 50,151

Net loss per share:
Basic and diluted	$ -	$ -

Weighted average number of shares outstanding:
Basic and diluted	11,450,000	11,450,000

The accompanying notes are an integral part of these financial statements

CENTOR,INC.

 (An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended December 31, 2011	From Inception February 16,2011 to December 31, 2011

Cash flow from operating activities:
Net loss	$ (50,001)	$ (50,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of Mineral Property	13,360	13,360
Changes in operating assets and liabilities:	$ -
(Decrease) Increase in accounts payable	-	-

Net cash used in operating activities	(36,641)	(36,791)

Cash flows from investing activities:
Acquisition of mineral claims	(13,360)	(13,360)
Net cash used in operating activities	(13,360)	(13,360)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	56,000
Proceeds from common stock subscription	-	-

Net cash provided by financing activities	-	56,000

Decrease in cash during the period	(50,001)	5,849

Cash, beginning of period	55,850	-

Cash, end of period	$ 5,849	$ 5,849

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$ -	$ -
Interest	$ -	$ -

The accompanying notes are an integral part of these financial statements

CENTOR, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

                                                                              December 31, 2011

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Centor Inc. (the "Company") was incorporated in the State of Nevada on February 16, 2011. The Company was organized to develop and explore mineral properties in the State of Nevada.

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is a exploration stage company. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Company

The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Mineral Property Acquisition and Exploration Costs

The Company is primarily engaged in the acquisition and exploration of mining properties.  Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment under Accounting Standards 930 Extractive Activities – Mining (AS 930). An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. Capitalized costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Start-up Expenses

The Company expenses costs associated with start-up activities as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on February 16, 2011 to December 31, 2011.

Foreign Currency Translation

The Company’s functional and reporting currency is the US dollar as substantially all of the Company’s operations are in United States.

CENTOR, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

                                                                            December 31, 2011

(Unaudited)

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in Stockholder’s Equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the Statement of Operations.

Basic and Diluted Loss Per Share

The Company computes basic loss per share by dividing the net loss by the weighted average common shares outstanding during the period. There are no potential common shares; accordingly, diluted and basic loss per share amounts are the same.

Fair Value of Financial Instruments

The Company’s only financial instruments are cash. Due to the short maturities of these financial instruments, their fair value approximates their carrying value.

Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. The Company has cumulative net losses of $50,151 as of December 31, 2011, with an approximate deferred tax asset of $17,500 that has been fully offset by a valuation allowance. The net operating losses expire 20 years from the date incurred.

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting standards to have a material impact on its financial statements.

NOTE 3 –MINING PROPERTIES

On May 27th, 2011 the Company entered into a purchase agreement with Minquest Inc. to purchase 14 claims In Esmeralda County Nevada known as the Weepah Hills Prospect. The company has paid to Minquest a total of $13,360 in relation to the purchase of the Weepah Hills Prospect.

On August 26, 2011, the Company paid $2,111 for annual claim renewal fees with the State of Nevada and Esmeralda County. These amounts are recorded as exploration costs on the statement of operations.

NOTE 4 – STOCKHOLDERS’ EQUITY

During March 2011 the Company received $56,000 for common stock subscriptions. 6,500,000 of these shares were subscribed for by the officers and Directors of the Company at $.001 per share. The remaining 4,950,000 shares were subscribed for by third parties at $.01 per share.

CENTOR, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

                                                                               December 31, 2011

(Unaudited)

NOTE 5 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of December 31, 2011 the Company had  incurred accumulated losses since inception of $50,151. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

Management's plans for the continuation of the Company as a going concern include financing the Company's operations through issuance of its common stock. If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues. There are no assurances, however, with respect to the future success of these plans.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

    RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	At December 31,2011	At March 31,2011
Current Assets	$5,849	$ 55,850
Current Liabilities	-	$ -
Working Capital (Deficit)	$5,849	$ 55,850

Cash Flows

Nine Months Ended
December 31,2011
Cash Flows from (used in) Operating Activities	$(36,641)
Cash Flows from (used in) Investing Activities	(13,360)
Cash Flows from (used in) Financing Activities	-
Net Increase (decrease) in Cash During Period	$50,001

The decrease in our working capital surplus at December 31, 2011 from the period ended March 31, 2011 is reflective of the current state of our business development.

As of December 31,2011, we had cash on hand of $5,849. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the nine month period ended December 31, 2011 were $15

The net loss for the nine month period ended December 31, 2011 was $15

Liquidity and Capital Resources

As at December 31, 2011, the Company’s cash balance was $5,849.

As at December 31, 2011, the Company had total liabilities of $0

As at December 31, 2011, the Company had a working capital of $5,849

Cashflow from Operating Activities

During the nine month period ended December 31, 2011, the Company used $36,641 of cash for operating activities.

Cashflow from Investing Activities

During the nine month period ended December 31, 2011, the Company paid $13,360 to acquire mineral claims.

Cashflow from Financing Activities

During the nine month period ended December 31, 2011, the Company received $0 of cash from financing activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Critical Accounting Policies

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the financial statements included in this Quarterly Report.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for the reporting period. Significant areas requiring the use of management estimates relate to the valuation of its mineral leases and claims and our ability to obtain final government permission to complete the project.

Exploration Stage Company

The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Mineral Property Acquisition and Exploration Costs

The Company is primarily engaged in the acquisition and exploration of mining properties.  Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment under Accounting Standards 930 Extractive Activities – Mining (AS 930). An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. Capitalized costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting standards to have a material impact on its financial statements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.

RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.

Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on August 17, 2011 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC August 17, 2011 as part of our Registration Statement on Form S-1
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTOR,INC.

Dated: March 27, 2012	By: /s/ Michael Gismondi
Michael Gismondi
Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 27, 2012

/s/ Michael Gismondi

By: Michael Gismondi – Director

Dated: March 27, 2012

                                            /s/Andrea Grande

By:  Andrea Grande – Director