Form 10-Q/A
period 2011-12-31
Centor Inc.
filed 2012-04-16
CIK 1527624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q/A

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

CENTOR,INC.

Dated: April 13, 2012	By: /s/ Michael Gismondi
Michael Gismondi
Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: April 13, 2012

/s/ Michael Gismondi

By: Michael Gismondi – Director

Dated: April 13, 2012

                                            /s/Andrea Grande

By:  Andrea Grande – Director