Form 10-K
period 2012-03-31
Centor Inc.
filed 2012-07-16
CIK 1527624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ______

CENTOR, INC.

(Exact name of registrant as specified in its charter)

Nevada	333-176362	00000000
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
	4667A Dundas Street West, Etobicoke Ontario, Canada, M9A 1A4 (Address of principal executive offices)
	416-418-1582
	(Registrant’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

☐

Accelerated Filer

☐

Non-Accelerated Filer

☐

Smaller Reporting Company

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July , 2012 was $99,000 based upon the price ($0.02),our common stock is not presently traded, but is quoted on the OTC Bulletin Board. The selling shareholders may sell their shares at $0.02 per share or at prevailing market prices or privately negotiated prices.This number of shares of common stock are held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of July , 2012, there were 11,450,00 shares of the registrant’s $0.001par value common stock issued and outstanding.

Documents incorporated by reference: None

Table of Contents

Page
PART I

Item 1	Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2	Properties
Item 3	Legal Proceedings
Item 4	[REMOVED AND RESERVED]

PART II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosures about Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A	Controls and Procedures
Item 9B	Other Information

PART III

Item 10	Directors and Executive Officers and Corporate Governance
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions
Item 14	Principal Accountant Fees and Services

PART IV

Item 15	Exhibits

FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “CNTR”, “we”, “us” and “our” are references to Centor, Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.    BUSINESS

Corporate History

We were incorporated on February 16, 2011 and are a startup exploration stage company without mining operations and we are in the business of mineral exploration. We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. We have not  implemented our business plan to date. In order complete Phase 1, with an estimated cost of $6,400 and Phase II, with an estimated cost of $30,090 of our anticipated exploration program we will need to raise additional funds, with Phase 1 being combined with Phase II and is expected to commence between March 1, 2012 and June 30, 2012. To date we have not commenced our exploration program. Our first years exploration obligation is $20,000 on the Weepah Hills Prospect, with an additional amount of $15,000 due on or before June 30, 2012. We are having to raise additional funds of approximately $200,000 commencing immediately, to allow us sufficient time to raise the additional capital and to meet our operations, exploration and  contractual obligations through June 30, 2014.    There is no assurance that a commercially viable gold and or silver mineral deposit exists on our mining claims. Further exploration will be required before a final evaluation as to the economic and legal feasibility of our mining claims can be determined. Even if we complete our current exploration program and it is successful in identifying a gold and or silver deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

On May 27, 2011, we entered into a purchase agreement to acquire the Weepah Hills Prospect comprising of one claim block of 14 claims or 280 acres respectively, and are located approximately 6 miles (9.6 km) northeast of Silver Peak and 21 miles (33.6 km) west-northwest of Goldfield, Nevada.  Access is via 7 miles (11 km) of paved and gravel roads from the town of Silver Peak.  The Weepah Hills Prospect is approximately 5 miles (8 km) south of the historic Weepah mine and 8.5 miles (14 km) northeast of the Mineral Ridge mine from Minquest, Inc. for the initial sum of $13,360 comprised of a $10,000  down payment and 3,360 in holding and renewal costs and subsequent additional payments and exploration expenditures representing an aggregate total of  $705,000 in payments and $2,920,000 in exploration expenditures over a period of ten years as outlined in our purchase agreement to purchase a 100% interest in the property. There is a 2% royalty interest attached to the claims in favor of Minquest, Inc. and the claims are registered in the name of Minquest, Inc. with the State of Nevada. There is no electrical power that can be utilized on the claim other than electrical power that can be provided by gas or diesel generators that we would bring on site.

Mr. Michael Gismondi and Andrea Grande, our directors and officers have not visited the property yet, and have had no previous experience in mineral exploration or operating a mining company. Our directors own 56.76% of our outstanding common stock. Since our directors own a majority of our outstanding shares and they are the sole directors and officers of our company they have the ability to elect directors and control the future course of our company. Investors may find that the corporate decisions influenced by our directors are inconsistent with the interests of other stockholders.

Plan of Operation

Our plan of operation or objective is to conduct exploration activities on our mining claims in order to assess whether they possess commercially exploitable mineral deposits. We are presently in the exploration stage of our business and we can provide no assurance that commercially viable mineral deposits exist on our mineral claims or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs. Further exploration is required before a final evaluation as to the economic and legal feasibility is required to determine whether our mineral claims possess commercially exploitable mineral deposits. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claims, and we are planning a four phase program to explore our claims.

The claims are not accessible all year round, there are periods where our claims may be un-accessible each year due to snow in the area. This means that our exploration activities may be limited to a period of about eight to nine months per year. We plan commence exploration on our claims between March and June of 2012. Our goal is to complete the first phase of exploration before June 30, 2011, and is contingent upon availability of an exploration crew.

During our future exploration activities on the Weepah Hills Property, our President will devote less than full-time hours per week to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work has been and will continue to be performed by outside consultants. Additionally, we will not have a need to hire any employees over the next twelve months. We do not plan to make any purchases of equipment over the next twelve months due to reliance upon outside consultants to provide all equipment needed for the exploratory work being conducted.

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$20,850
Office Expenses	-
Mineral Property Exploration Expenses	35,000
TOTAL	$50,850

Our total expenditures over the next twelve months are anticipated to be approximately $50,850. Our cash on hand as of March 31, 2012is $4,383. We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing in order to commence the exploration of the Weepah Hills Property.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Competition

We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Employees; Identification of Certain Significant Employees

Currently, Michael Gismondi, our chief executive officer and director devotes approximately 15-20 hours a week of his time to our operations. We currently have no other employees, other than Mr. Gismondi. We also frequently use third party consultants to assist in the completion of various projects. Third parties are instrumental to keep the development of projects on time and on budget.

Government Regulation

If we decide to continue with the acquisition and exploration of mineral properties, we will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals. All mineral exploration activities carried out on a mineral claim or mining lease must be done in compliance within the jurisdiction’s Bureau of Mines. This applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. It outlines the powers of the Chief Inspector of Mines to inspect mines, the procedures for obtaining permits to commence work in, on or about a mine and other procedures to be observed at a mine.

Additionally, the provisions of the Health, Safety and Reclamation Code for mines contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision. Also, the Mineral Exploration Code contains standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the state. Items such as waste approvals may be required from the State if the proposed exploration activities are significantly large enough to warrant them. Waste approvals refer to the disposal of rock materials removed from the earth which must be reclaimed. An environmental impact statement may be required.

We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or on us in the event a potentially economic deposit is discovered.

If we anticipate disturbing ground during our mineral exploration activities, we may be required to make an application to the State for a permit. We do not anticipate any difficulties in obtaining a permit, if needed. Initial exploration activities (grid establishment, geological mapping, soil sampling, geophysical surveys) do not involve ground disturbance and as a result do not, at this time, require a work permit. Any follow-up trenching and/or drilling will require permits, applications for which will be submitted well in advance of the planned work.

If we enter the production phase, of which there is no assurance, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. The regulatory requirements that we will have to meet will likely include:

i.

Ensuring that any water discharge meets drinking water standards;

ii.

Dust generation will have to be minimal or otherwise remediated;

iii.

Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

iv.

All material to be left on the surface will need to be environmentally benign;

v.

Ground water will have to be monitored for any potential contaminants;

vi.

The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

vii.

There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.   RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

Our offices are currently located at 4667A Dundas Street West, Etobicoke Ontario, Canada, M9A 1A4  and our telephone number is 416-418-1582. Our office is currently supplied by our president at no charge to the Company. As of the date of this filing, we have not sought to move or change our office site as our space is adequate to meet our needs.  We do not own any real property.

On May 27, 2011, we entered into a purchase agreement to acquire the Weepah Hills Prospect comprising of one claim block of 14 claims or 280 acres respectively, and are located approximately 6 miles (9.6 km) northeast of Silver Peak and 21 miles (33.6 km) west-northwest of Goldfield, Nevada.  Access is via 7 miles (11 km) of paved and gravel roads from the town of Silver Peak.  The Weepah Hills Prospect is approximately 5 miles (8 km) south of the historic Weepah mine and 8.5 miles (14 km) northeast of the Mineral Ridge mine from Minquest, Inc. for the initial sum of $13,360 comprised of a $10,000  down payment and 3,360 in holding and renewal costs and subsequent additional payments and exploration expenditures representing an aggregate total of  $705,000 in payments and $2,920,000 in exploration expenditures over a period of ten years as outlined in our purchase agreement to purchase a 100% interest in the property. There is a 2% royalty interest attached to the claims in favor of Minquest, Inc. and the claims are registered in the name of Minquest, Inc. with the State of Nevada. There is no electrical power that can be utilized on the claim other than electrical power that can be provided by gas or diesel generators that we would bring on site.

ITEM 3.      LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.      [REMOVED AND RESERVED]

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock had been quoted on the OTC Bulletin Board since May 1, 2012 under the symbol “CNTO.OB”.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB for the quarterly periods indicated below based on our fiscal year end of March 31, 2012. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Quarter	High	Low
First Quarter (April 1, 2011 – June 30, 2011)	$0	$0
Second Quarter (July 1, 2011 – Sept 30, 2011)	$0	$0
Third Quarter (Oct 1, 2011 – Dec 31, 2011)	$0	$0
Fourth Quarter (Jan 1, 2011 – March 31, 2011)	$0	$0

 Record Holders

As of March 31, 2012, an aggregate of 11,450,000 shares of our Common Stock were issued and outstanding and were owned by approximately 37 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

Other than as previously disclosed, none.

Re-Purchase of Equity Securities

None.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6.   SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Working Capital

	March 31, 2012	March 31, 2011
Current Assets	$4,383	$55,850
Current Liabilities	$11,350	$0
Working Capital Deficit	$(6,967)	$55,850

Cash Flows

	Year Ended	Year Ended
	March 31, 2012	March 31, 2011
Cash Flows from (used in) Operating Activities	$(38,107)	$(150)
Cash Flows from (used in) Investing Activities	$(13,360)	$-
Cash Flows from (used in) Financing Activities	$8,800	$56,000
Net Increase (decrease) in Cash During Period	$(51,467)	$(150)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the year ended March 31, 2012was $62,817 compared with $150 for the year ended March 31, 2011. The increase in operating expenditures was attributed to the costs associated with the preparation and filing of the Company's prospectus on Form S-1 and their ongoing reporting requirements.

Net loss for the year ended March 31, 2012 was $62,817 compared with $150 for the year ended March 31, 2011. The overall increase in net loss of $60,117 was attributed to the costs associated with the preparation and filing of the Company's prospectus on Form S-1 and their ongoing reporting requirements.

Liquidity and Capital Resources

As at March 31, 2012, the Company’s cash balance was $4,383 compared to $55,850 as at March 31, 2011 and its total assets were $4,383 compared with $55,850 as at March 31, 2011. The decrease in total assets is attributed to the costs associated with the preparation and filing of the Company's prospectus on Form S-1 and their ongoing reporting requirements..

As at March 31, 2012 the Company had total liabilities of $11,350 compared with total liabilities of $0 as at March 31, 2011. The increase in total liabilities was attributed to increases in accounts payable of $2,550 and advances of $8,800as the Company did not have sufficient cash flow to settle obligations.

As at March 31, 2012, the Company had a working capital deficit of $6,967 compared with a working capital surplus of $55,850 as at March 31, 2011. The increase in working capital deficit was attributed tothe costs associated with the preparation and filing of the Company's prospectus on Form S-1 and their ongoing reporting requirements.

Cashflow from Operating Activities

During the year ended March 31, 2012, the Company used $46,907 of cash for operating activities compared to the use of $150 of cash for operating activities during the year ended March 31, 2011, the increase in cashflows used for operating activities is attributed tothe costs associated with the preparation and filing of the Company's prospectus on Form S-1 and their ongoing reporting requirements.

Cashflow from Investing Activities

During the years ended March 31, 2012the company acquired a mineral property in the State of Nevada, investing a cumulative amount of $13,360 in this mineral property and, in 2011, the Company did not have any cash transactions related to investing activities.

Cashflow from Financing Activities

During the year ended March 31, 2012, the Company received $8,800 (advances) of cash from financing activities compared to $56,000 (stock issued for cash) for the year ended March 31, 2011.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Critical Accounting Policies

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the audited financial statements included in this Annual Report.

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

Exploration Stage Enterprise

Our financial statements are prepared using the accrual method of accounting. We are an exploration stage company as we devote substantially all of our efforts to acquiring and exploring mineral properties. Until such properties are acquired and developed, we will continue to prepare our financial statements and related disclosures in accordance with entities in the exploration stage.

Cost of Maintaining Mineral Properties

We do not accrue the estimated future costs of maintaining our mineral properties in good standing.

Mineral claim acquisition and exploration costs

The cost of acquiring mineral properties or claims is initially capitalized and then tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Mineral exploration costs are expensed as incurred.

Our exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. We have made, and expect to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed in the stage of commercial production will be amortized to operations through unit-of-production depletion.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CENTOR, INC.

MARCH 31, 2012

Index

Report of Independent Registered Public Accounting Firm

1

Balance Sheets

2

Statements of Operations

3

Statements of Stockholders’ Equity (Deficit)

4

Statement of Cash Flows

5

Notes to the Financial Statements

6

CENTOR, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	March	March 31,
	31, 2012	2011

ASSETS

Current assets:

Cash	$ 4,383	$ 55,850

Total assets	$ 4,383	$ 55,850

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts Payable Advances	2,550 8,800	-

Total liabilities	11,350	-

Commitments and contingencies	-	-

Stockholders' equity:
Common stock; authorized 75,000,000; $0.001 par value; 11,450,000 shares
issued and outstanding at March 31, 2012 and March 31, 2011	11,450	11,450
Paid in capital	44,550	44,550
Deficit accumulated during the exploration stage	(62,967)	(150)

Total stockholders' equity	(6,967)	55,850

Total liabilities and stockholders' equity	$ 4,383	$ 55,850

The accompanying notes are an integral part of these financial statements.

CENTOR, INC.
(AN EXPLORATION STAGE COMPANY) (An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	For the Year Ended March 31, 2012	For the Year Ended March 31, 2011	From Inception (February 16, 2011) to December 31, 2011

Operating Expenses:

General and administrative	$ 47,346	$ 150	$ 47,496
Exploration costs	2,111	-	2,111
Impairment loss on mineral claims	13,360	-	13,360

Net loss for the period	$ 62,817	$ 150	$ 62,967

Net loss per share:
Basic and diluted	$ -	$ -

Weighted average number of shares outstanding:
Basic and diluted	11,450,000	4,423,864

The accompanying notes are an integral part of these financial statements.

CENTOR, INC.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

	Common Stock
			Additional		Total
	Number of		Paid-in	Deficit accumulated during theExploration	Stockholders'
	Shares	Par Value	Capital	Stage	Equity

BALANCE FEBRUARY 16 (INCEPTION)	-	$ -	$ -	$ -	$ -

Shares subscribed at $0.001	6,500,000	6,500	-		6,500
Share subscribed at $0.01	4,950,000	4,950	44,550		49,500

Net loss	-	-	-	(150)	(150)

BALANCE MARCH 31, 2011	11,450,000	$ 11,450	$ 44,550	$ (150)	$ 55,850

Net Loss				(62,817)	(62,817)

BALANCE, MARCH 31, 2012	11,450,000	$ 11,450	$ 44,550	$ (62,967)	$ (6,967)

The accompanying notes are an integral part of these financial statements

CENTOR, INC.
(AN EXPLORATION STAGE COMPANY) (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	For the Year Ended March 31, 2012	For the Year Ended March 31, 2011	From Inception February 16, 2011 to March 31, 2012

Cash flow from operating activities:
Net loss	$(62,817)	$ (150)	$(62,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of Mineral Property	13,360	-	13,360
Changes in operating assets and liabilities:	$ -	$ -
Increase in accounts payable	2,550	-	2,550
Net cash used in operating activities	(46,907)	(150)	(47,057)

Cash flows from investing activities:
Acquisition of mineral claims	(13,360)	-	(13,360)
Net cash used in investing activities	(13,360)	-	(13,360)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	56,000	56,000
Proceeds from Advances	8,800	-	8,800

Net cash provided by financing activities	8,800	-	64,800

Decrease in cash during the period	(51,467)	(150)	4,383

Cash, beginning of period	55,850	56,000	-

Cash, end of period	$ 4,383	$ 55,850	$ 4,383
Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

CENTOR, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2012

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Centor Inc. (the "Company") was incorporated in the State of Nevada on February 16, 2011. The Company was organized to develop and explore mineral properties in the State of Nevada..

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is an exploration stage company.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

Mineral claim acquisition and exploration costs

The cost of acquiring mineral properties or claims is initially capitalized and then tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Mineral exploration costs are expensed as incurred.

Start-up Expenses

The Company expenses costs associated with start-up activities as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on February 16, 2011 to March 31, 2012.

Foreign Currency Translation

The Company’s functional and reporting currency is the US dollar as substantially all of the Company’s operations are in United States dollars.

F-6

CENTOR, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2012

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

Fair Value of Financial Instruments

The Company’s only financial instruments are cash and deposits. Due to the short maturities of these financial instruments, their fair value approximates their carrying value.

Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. The Company has net operating losses of $62,967as of March 31, 2012, with an approximate deferred tax asset of $22,000that has been fully offset by a valuation allowance. These net operating losses begin to expire in 2031.

Recent Authoritative Pronouncements

The Company does not expect that the adoption of any recent accounting standards to have a material impact on its financial statements.

NOTE 3 – STOCKHOLDERS’ EQUITY

During March 2011 the Company received $56,000 for common stock subscriptions . 6,500,000 of these shares were subscribed for by the officers and Directors of the Company at $.001 per share. The remaining 4,950,000 shares were subscribed for by third parties at $.01 per share.

                                                                          F-7

CENTOR, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2012

NOTE 4 – MINERAL LEASES AND CLAIMS

On May 27th, 2011 the Company entered into a purchase agreement with Minquest Inc. to purchase 14 claims In Esmeralda County Nevada known as the Weepah Hills Prospect. The company has subsequently paid to Minquest a total of $13,360 towards the purchase of the Weepah Hills prospect. Additionally, the Company paidrelated annual filing fees of $2,111 on August 26, 2011, which extends the claims through August 31, 2012.

NOTE 5– ADVANCES

As of March 31, 2012, the Company has received advances from an unrelated party in the amount of $8,800 respectively. These advances are non-interest bearing, unsecured, and have no fixed terms of repayment.

NOTE 6 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of March 31, 2012 the Company had incurred accumulated losses since inception of $62,967. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012 and 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012 and, 2011 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2012 and 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of March 31, 2012 and 2011, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at March 31, 2012 and 2011, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2012 and 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2012 and 2011, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year, 2012- 2013.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identificationof Directors and Executive Officers

The following table sets forth the names and ages of our current director(s) and executive officer(s):

Name	Age	Position with the Company	Director Since
Michael Gismondi	38	CEO, CFO, President, & Director	February 16, 2011
Andrea Grande	32	Treasurer, Secretary, & Director	February 16, 2011

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each of our directors is appointed to hold office until the next annual meeting of our stockholders or until his respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Nevada General Corporate Law. Our officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Mr. Michael Gismondi: Mr. Gismondi has acted as our President, Chief Executive Officer, Chief Financial officer and Director since our inception on February 16, 2011. Mr. Gismondi is currently employed and has been for the last 8 years for Raymond Homes Inc. an independent contractor and builder of new homes in the Toronto Area owned by Mr.Gismondi.

Mr. Andrea Grande:Mr. Grande has acted as our Secretary, Treasurer, and Chief Accounting Officer and Director since our inception on February 16, 2011. Mr. Grande has been employed by Impact Manufacturing Solutions a business that specializes in private label packaging of computer components.  Mr. Grande has worked for Impact Manufacturing Solutions for the last 7 Years, where he is in charge of Sales and Marketing.

Given that our directors have no previous experience in mineral exploration or operating a mining and exploration company, our directors also lack accounting credentials, they intend to perform their job for us by engaging consultants who have experience in the areas where they are lacking. Our directors are also studying information about the Mining and Exploration industry to familiarize themselves with our business.

Identification of Significant Employees

We have no significant employees other than MrMicel Gismondi, our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer.  A written copy of the Code is available on written request to the Company and is filed with the SEC on August 17, 2011 as part of the Company’s S-1 that is incorporated by reference hereto as Exhibit 14.01.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended March 31, 2012, Forms 5 and any amendments thereto furnished to us with respect to the year ended March 31, 2012, and the representations made by the reporting persons to us, we believe that during the year ended March 31, 2012, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.       EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods endedMarch 31, 2012and 2011:

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 1/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Gismondi(1) President, CEO, CFO, , and Director	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Andrea Grande(2), Treasurer, Secretary, and Director	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

1. Mr. Michael Gismondihas been a director of our company since February 16, 2011. He was appointed as chief executive officer, chief financial officer, of our company on February 16, 2011.

2.  On February 16, 2011, Mr. Andrea Grande has been a director of our company since February 16, 2011. He was appointed as Secretary, Treasurer, of our company on February 16, 2011.

Narrative Disclosure to Summary Compensation Table

There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended March 31, 2012.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors receive no compensation for their service on our Board of Directors.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of March 31, 2012, by: (i) our directors; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1) (#)	Percent of Class(2) (%)
Michael Gismondi 4667A Dundas Street West, EtobicokeOntario, Canada	Common	5,000,000	43.66%
Andrea Grande 155 Coons Road , Oakridge Ontario, Canada	Common	1,500,000	13.10%
All Officers and Directors as a Group (2 Persons)	Common	6,500,000	56.76%

1.

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

2.	Based on 11,450,000 issued and outstanding shares of Common Stock as of March 31, 2012.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Michael Gismondi is not an independent director because he is also an executive officer of the Company.

According to the NASDAQ definition, Andrea Grande is an independent director because he is not an officer of the Company and is not a beneficial owner of the Common Stock of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended March 31, 2012	Year Ended March 31, 2011
Audit fees	$9,000	$5,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$9,000	$5,000

Audit Fees

During the fiscal years ended March 31, 2011, we incurred approximately $5,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended March 31, 2011.

During the fiscal year ended March 31, 2012, we incurred approximately $9,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended March 31, 2012.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended March 31, 2012and 2011 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $2,000 and $9,000, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended March 31, 2012and 2011 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended March 31, 2012 and 2011 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0.

PART IV

ITEM 15.

EXHIBITS.

(a)

Exhibits

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on August 17, 2011 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on August 17, 2011 as part of our Registration Statement on Form S-1.
10.04	Minerals Lease and Agreement between Centor, Inc. and MinQuest, Inc.	Filed with the SEC on August 17, 2011 as part of our Registration Statement on Form S-1.
14.01	Code of Ethics	Filed with the SEC on August 17, 2011 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

[Signature Page to Follow]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTOR, INC.

Dated: July16, 2012

/s/ Michael Gismondi

By: Michael Gismondi

Its: President, Principal Executive Officer& Principal Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: July 16, 2012

/s/ Michael Gismondi

By: Michael Gismondi– Director

Dated: July 16, 2012

/s/ Andrea Grande

                                                  By: Andrea Grande – Director