Form 10-Q/A
period 2012-06-30
Centor Inc.
filed 2012-09-10
CIK 1527624

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (UNAUDITED)

Index

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Cash Flows

F-3

Notes to the Financial Statements

F-4

CENTOR, INC.

 (An Exploration Stage Company)

BALANCE SHEETS

(unaudited)

	(UNAUDITED)
	June	March 31,
	30, 2012	2012

ASSETS

Current assets:

Cash	$ 3,838	$ 4,383

Total assets	$3,838	$ 4,383

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities: Advances	$ 8,800	$ 8,800
Accounts Payable and Accrued Expenses	2,550	2,550

Total liabilities	11,350	11,350

Commitments and contingencies	-	-

Stockholders' equity:
Common stock; authorized 75,000,000; $0.001 par value; 11,450,000 shares
issued and outstanding at June 30, 2012 and March 31, 2012	11,450	11,450
Paid in capital	44,550	44,550
Deficit accumulated during the exploration stage	(63,512)	(62,967)

Total stockholders' equity	(7,512)	(6,967)

Total liabilities and stockholders' equity	$ 3,838	$ 4,383

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

CENTOR,INC.

Dated: September 4, 2012	By: /s/ Michael Gismondi
Michael Gismondi
Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: September 4, 2012

/s/ Michael Gismondi

By: Michael Gismondi – Director

Dated: September 4, 2012

/s/Andrea Grande

By:  Andrea Grande – Director