Form 10-Q
period 2012-09-30
Centor Inc.
filed 2012-11-13
CIK 1527624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of September 30, 2012, there were 11,450,000 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (UNAUDITED)

Index

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Cash Flows

F-3

Notes to the Financial Statements

F-4

CENTOR, INC.

 (An Exploration Stage Company)

BALANCE SHEETS

(unaudited)

	(UNAUDITED)
	June	March 31,
	30, 2012	2012

ASSETS

Current assets:

Cash	$ 2,794	$ 4,383

Total assets	$2,794	$ 4,383

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities: Advances	$ 8,800	$ 8,800
Accounts Payable and Accrued Expenses	2,550	2,550

Total liabilities	11,350	11,350

Commitments and contingencies	-	-

Stockholders' equity:
Common stock; authorized 75,000,000; $0.001 par value; 11,450,000 shares
issued and outstanding at September 30, 2012 and March 31, 2012	11,450	11,450
Paid in capital	44,550	44,550
Deficit accumulated during the exploration stage	(64,556)	(62,967)

Total stockholders' equity	(8,556)	(6,967)

Total liabilities and stockholders' equity	$ 2,794	$ 4,383

The accompanying notes are an integral part of these financial statements

CENTOR,INC.

 (An Exploration Stage Company)

 STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30, 2012	Three months ended September 30, 2011	From Inception (February 16, 2011) to September 30, 2012

Operating Expenses:

General and administrative	$ 1,044	$ 34,515	$ 49,851
Exploration costs	-	2,111	2,111
Impairment loss on mineral claims	-	13,360	13,360

Net loss	$ 1,044	$ 49,986	$ 64,556

Net loss per share:
Basic and diluted	$ -	$ -

Weighted average number of shares outstanding:
Basic and diluted	11,450,000	11,450,000

The accompanying notes are an integral part of these financial statements

CENTOR,INC.

 (An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

			For the period from Inception,
	For the six months ended		July 21,2010 through
	September 30, 2012	September 30, 2011	September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(1,044)	$(49,986)	$(64,556)
Adjustments to reconciled net loss to net cash (used) in operating activities:
Impairment loss on mineral claims:		13,360	13,360
Changes in operating asset and liabilities:
Accounts payable and accrued liabilities	-	-	2,550
Net Cash (used) in Operating Activities	(1,044)	(13,360)	(47,602)

CASH FLOWS FROM INVESTING ACTIVITIES Acquisition of mineral claims Net cash used in Investing activities CASH FLOWS FROM FINANCING ACTIVITIES:		(13,360) (13,360)	(13,360) (13,360)
Sale of stock for cash	-	-	56,000
Proceeds of loan payable	-	-	8,800
Net Cash provided by Financing Activities	-	-	64,800

NET DECREASE IN CASH	(1,044)	(49,986)	2,794

CASH AT BEGINNING OF PERIOD	3,838	55,850	-

CASH AT END OF PERIOD	$2,794	5,864	$2,794

CASH PAID FOR:
Interest	$-	-	$-
Income Taxes	$-	-	$-

The accompanying notes are an integral part of these financial statements.

CENTOR, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

                                                                                 September 30, 2012

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

Start-up Expenses

The Company expenses costs associated with start-up activities as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on February 16, 2011 to September 30, 2012.

Foreign Currency Translation

The Company’s functional and reporting currency is the US dollar as substantially all of the Company’s operations are in United States.

CENTOR, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

                                                                                   September 30, 2012

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

Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. The Company has cumulative net losses of $64,556 as of September 30, 2012, with an approximate deferred tax asset of $17,500 that has been fully offset by a valuation allowance. The net operating losses expire 20 years from the date incurred.

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

NOTE 4 – ADVANCES

As of September 30, 2012, the Company has received advances from an unrelated party in the amount of $8,800 respectively. These advances are non-interest bearing, unsecured, and have no fixed terms of repayment.

NOTE 5 – STOCKHOLDERS’ EQUITY

During March 2011 the Company received $56,000 for common stock subscriptions. 6,500,000 of these shares were subscribed for by the officers and Directors of the Company at $.001 per share. The remaining 4,950,000 shares were subscribed for by third parties at $.01 per share.

CENTOR, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

                                                        September 30, 2012

(Unaudited)

NOTE 6 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of September 30, 2012 the Company had  incurred accumulated losses since inception of $64,556. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

RESULTS OF OPERATIONS

Working Capital

	At September 30, 2012	At March 31, 2012
Current Assets	$2,794	$ 4,383
Current Liabilities	11,350	$ 11,350
Working Capital (Deficit)	$(8,556,)	$ (6,967)

Cash Flows

	Three Months Ended	Three Months Ended
	September 30, 2012	June 30, 2011
Cash Flows from (used in) Operating Activities	$(1,044)	$(8,900)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	$1,044	$(8,900)

The decrease in our working capital at September 30, 2012from the period ended March 31, 2012 is reflective of the current state of our business development.

As of September 30, 2012, we had cash on hand of $3,838. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three month period ended September 30, 2012 was $1,044

The net loss for the three month period ended September 30, 2012 was $1,044

Liquidity and Capital Resources

As at September 30, 2012, the Company’s cash balance was $2,794.

As at September 30, 2012, the Company had total liabilities of $11,350

As at September 30, 2012, the Company had a working capital deficit of $(8,556)

Cashflow from Operating Activities

During the three month period ended September 30, 2012, the Company used $1,044 of cash for operating activities.

Cashflow from Investing Activities

During the three month period ended September 30, 2012, the Company paid $0 to acquire mineral claims.

Cashflow from Financing Activities

During the three month period ended September 30, 2012, the Company received $0 of cash from financing activities.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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