Form 10-Q
period 2012-12-31
Centor Inc.
filed 2013-02-14
CIK 1527624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

[     ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number: 000-52970

CENTOR, INC.

(Exact name of registrant as specified in its charter)

Nevada	0000000
(State of incorporation)	(I.R.S. Employer Identification No.)

                                      4667A Dundas Street West, Etobicoke, Ontario, Canada, M9A 1A4

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

As of December 31, 2012, there were 11,450,000 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

CENTOR, INC.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (UNAUDITED)

Index

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Cash Flows

F-3

Notes to the Financial Statements

F-4

CENTOR, INC.

 (An Exploration Stage Company)

BALANCE SHEETS

(unaudited)

	December 31, 2012	March 31, 2012
	(Unaudited)	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$10,633	$4,383
		-

Total Current Assets	10,633	4,383

Total Assets	$10,633	$4,383

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued expenses and other current liabilities	$2,550	$2,550
Advances from stockholders	30,040	8,800

Total Current Liabilities	32,590	11,350

Total Liabilities	32,590	11,350
STOCKHOLDERS EQUITY
Common stock; authorized 450,000,000; $0.001 par value;
73,000,000 shares issued and outstanding June 30, 2012 and
43,850,000 shares issued and outstanding March 31, 2012	11,450	11,450
Additional paid-in capital	44,550	44,550
Deficit accumulated during the development stage	(77,957)	62,967

Total Stockholders' Equity	(21,957)	(6,967)

Total Liabilities and Stockholders' Equity	$10,633	$4,383

CENTOR,INC.

 (An Exploration Stage Company)

 STATEMENTS OF OPERATIONS

(unaudited)

					For the period from

	For the three	For the three	For the nine	For the nine	(inception)
	months ended	months ended	months ended	months ended	through
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

	$	$	$	$	$

Operating Expenses:
General and administrative expenses	13,401	15	14,990	34,530	62,486
Exploration costs	-	-	-	2,111	2,111
Impairment loss	-	-	-	13,360	13,360

Total operating expenses	13,401	15	14,990	50,001	77,957

Loss before Income Tax Provision	(13,401)	(15)	(14,990)	(50,001)	(77,957)

Income Tax Provision	-	-	-	-	-

Net Loss	$(13,401)	$	$(14,990)	$(50,001)	$(77,957)

Net loss per Common Share - Basic and Diluted	$(0.00)	$-	$(0.00)	$(0.00)

Weighted average common shares outstanding:
- basic and diluted	11,450,000	11,450,000	11,450,00	11,450,000

The accompanying notes are an integral part of these financial statements

CENTOR,INC.

 (An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

			For the period from
			16-Feb-11
	For the nine	For the nine	(inception)
	months ended	months ended	through
	December 31, 2012	December 31, 2011	December 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,990)	$50,001	$(77,957)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment Loss on mineral claims	-	13,360	13,360
Changes in operating assets and liabilities	-
Prepayments and other current assets	-	-	-
Accrued expenses and other current liabilities	-	-	2,550
Net cash used in operating activities	(14,990)	(36,641)	(62,047)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Mineral Claims	-	(13,360)	13,360
Net cash used in investing activities	-	(13,360)	13,360

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of stock for cash	-	-	56,000
Proceeds from loan payable		-	30,040
	-	-
Net cash provided by financing activities	-	-	64,800
Net change in cash	(14,990)	(50,001)	10,633

Cash at beginning of period	4,357	55,850	-

Cash at end of period	$10,633	$5,849	$10,633
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

CENTOR, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

                                                                                 December 31, 2012

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

Start-up Expenses

The Company expenses costs associated with start-up activities as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on February 16, 2011 to December 31, 2012.

Foreign Currency Translation

The Company’s functional and reporting currency is the US dollar as substantially all of the Company’s operations are in United States.

CENTOR, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

                                                                                   December 31, 2012

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

Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. The Company has cumulative net losses of $64,556 as of December 31, 2012, with an approximate deferred tax asset of $17,500 that has been fully offset by a valuation allowance. The net operating losses expire 20 years from the date incurred.

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting standards to have a material impact on its financial statements.

NOTE 3 –MINERAL LEASES AND CLAIMS

On May 27th, 2011 the Company entered into a purchase agreement with Minquest Inc. to purchase 14 claims In Esmeralda County Nevada known as the Weepah Hills Prospect. The company has subsequently paid to Minquest a total of $13,360 towards the purchase of the Weepah Hills prospect. Additionally, the Company paid related annual filing fees of $2,111 on August 26, 2011, which extends the claims through August 31, 2012. The Company has since abandoned these claims.

On November 26, 2012 Centor, Inc., a Nevada corporation, (the "Company") entered into an Asset Acquisition Agreement with Bullnet Gold Resources Limited., (“BGR”) Pursuant to the terms and conditions of the Asset Acquisition Agreement, the Company shall acquire 100% interest in the Nobewam Concession located in Ghana West Africa, of which BGR directly owns 100% of the Concession.. The Company shall acquire 100% as well as, any right, title or interest in the foregoing as the same relates to the Nobewan Concession, either held, or otherwise owned, by BGR shall be referred to hereinafter as the “Property”  As consideration for the acquisition the Company shall pay BGR an aggregate of $750,000 in cash at the closing of the Asset Acquisition Agreement.

CENTOR, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

                                                                           December 31, 2012

(Unaudited)

NOTE 4 – ADVANCES

As of December 31, 2012, the Company has received advances from two unrelated parties in the amount of $30,040 respectively. These advances are non-interest bearing, unsecured, and have no fixed terms of repayment.

NOTE 5 – STOCKHOLDERS’ EQUITY

During March 2011 the Company received $56,000 for common stock subscriptions. 6,500,000 of these shares were subscribed for by the officers and Directors of the Company at $.001 per share. The remaining 4,950,000 shares were subscribed for by third parties at $.01 per share.

NOTE 6 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of December 31, 2012 the Company had  incurred accumulated losses since inception of $77,957. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

RESULTS OF OPERATIONS

Working Capital

	At December 31, 2012	At March 31, 2012
Current Assets	$10,633	$ 4,383
Current Liabilities	32,590	$ 11,350
Working Capital (Deficit)	$(21,957,)	$ (6,967)

Cash Flows

	Nine Months Ended	At March 31, 2012
	December 31, 2012
Cash Flows from (used in) Operating Activities	$(14,990)	$(46,907)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	$14,990	$(51,467)

The decrease in our working capital at December 31, 2012from the period ended March 31, 2012 is reflective of the current state of our business development.

As of December 31, 2012, we had cash on hand of $10,633. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three month period ended December 31, 2012 was $13,401

The net loss for the three month period ended December 31, 2012 was $13,401

Liquidity and Capital Resources

As at December 31, 2012, the Company’s cash balance was $10,633.

As at December 31, 2012, the Company had total liabilities of $32,590

As at December 31, 2012, the Company had a working capital deficit of $(21,957)

Cashflow from Operating Activities

During the nine month period ended December 31, 2012, the Company used $14,990 of cash for operating activities.

Cashflow from Investing Activities

During the nine month period ended December 31, 2012, the Company paid $0 to acquire mineral claims.

Cashflow from Financing Activities

During the nine month period ended December 31, 2012, the Company received $30,040 of cash from financing activities.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

CENTOR,INC.

Dated: February14, 2012	By: /s/ Michael Gismondi
Michael Gismondi
Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February14, 2012

/s/ Michael Gismondi

By: Michael Gismondi – Director

Dated: February14, 2012

                                            /s/Andrea Grande

By:  Andrea Grande – Director