Form 10-K
period 2013-05-31
Centor Inc.
filed 2013-07-15
CIK 1527624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

CENTOR, INC.
(Exact name of registrant as specified in its charter)

Nevada	333-176362	30-0766257
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

1801 Lee Rd, Ste 265
Winter Park, FL 32789
 (Address of principal executive offices)

(866) 491-3128
(Registrant’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 15 , 2013 was $99,000 based upon the price ($0.02),our common stock is not presently traded, but is quoted on the OTC Bulletin Board. The selling shareholders may sell their shares at $0.02 per share or at prevailing market prices or privately negotiated prices. This number of shares of common stock are held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of July 15, 2013, there were 68,700,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

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

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “CNTO”, “we”, “us” and “our” are references to Centor, Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.    BUSINESS

Corporate History

We were incorporated on February 16, 2011 and are a startup exploration stage company without mining operations and we are in the business of mineral exploration. We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations.

On May 27, 2011, we entered into a purchase agreement to acquire the Weepah Hills Prospect comprising of one claim block of 14 claims or 280 acres respectively, and are located approximately 6 miles (9.6 km) northeast of Silver Peak and 21 miles (33.6 km) west-northwest of Goldfield, Nevada.  Access is via 7 miles (11 km) of paved and gravel roads from the town of Silver Peak.  The Weepah Hills Prospect is approximately 5 miles (8 km) south of the historic Weepah mine and 8.5 miles (14 km) northeast of the Mineral Ridge mine from Minquest, Inc. for the initial sum of $13,360 comprised of a $10,000  down payment and 3,360 in holding and renewal costs and subsequent additional payments and exploration expenditures representing an aggregate total of  $705,000 in payments and $2,920,000 in exploration expenditures over a period of ten years as outlined in our purchase agreement to purchase a 100% interest in the property. There is a 2% royalty interest attached to the claims in favor of Minquest, Inc. and the claims are registered in the name of Minquest, Inc. with the State of Nevada. There is no electrical power that can be utilized on the claim other than electrical power that can be provided by gas or diesel generators that we would bring on site. We have since abandoned this property.

On November 26, 2012, Centor, Inc., a Nevada corporation, (the "Company") entered into a purchase agreement with Bullnet Gold Resources Limited. (“BGR”) Pursuant to the terms and conditions of the purchase agreement, the Company shall acquire 100% interest in the Nobewam Concession located in Ghana West Africa, of which BGR directly owns 100% of the Concession. The Company shall acquire 100% as well as, any right, title or interest in the foregoing as the same relates to the Nobewan Concession, either held, or otherwise owned, by BGR shall be referred to hereinafter as the “Property” . As consideration for the acquisition the Company shall pay BGR an aggregate of $750,000 in cash at the closing of the purchase agreement. To date, the Company has paid $100,000 towards the purchase of the Property and the transaction has not closed.

On April 24, 2013, Centor, Inc., a Nevada corporation (the “Company”), and Achaa Mining Company Limited, a Ghanaian Company ("Achaa") entered into a Memorandum of Understanding (the "MOU'), dated as of April 24, 2013.

Under the MOU, the Company will pay Achaa $10,000 (the "Option Fee") and receive the right to perform due diligence and on-site reconnaissance of the Achaa mining concession (The "Anyinaso Concession") located in the Atwima Mponua district in the Ashanti Region of Ghana approximately 30 km southeast of the Newmont mine at Kenyasi. The Anyinaso Concession covers an area of approximately 26.67 sq km along the eastern margin of the Setwi Belt. The term of the option is six months, subject to certain adjustments. The Company paid the Option Fee on May 7, 2013.

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

The claims are accessible all year round, there are periods where our claims may be un-accessible each year due to snow in the area. This means that our exploration activities may be limited to a period of about eight to nine months per year. We plan to commence exploration on our claims during the summer or fall of 2013, and is contingent upon availability of an exploration crew.

During our future exploration activities on the Anyinaso Concession and the Nobewan Concession, our President will devote less than full-time hours per week to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work has been and will continue to be performed by outside consultants. Additionally, we will not have a need to hire any employees over the next twelve months. We do not plan to make any purchases of equipment over the next twelve months due to reliance upon outside consultants to provide all equipment needed for the exploratory work being conducted.

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$20,850
Office Expenses	-
Mineral Property Exploration Expenses	50,000
TOTAL	$70,850

Our total expenditures over the next twelve months are anticipated to be approximately $70,850. Our cash on hand as of March 31, 2013 is $22,619. We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing in order to commence exploration on our mining concessions.

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

Employees; Identification of Certain Significant Employees

Currently, our board of directors devotes approximately 15-20 hours a week of their  time to our operations. We currently have no other employees, other than our board members. We will also frequently use third party consultants to assist in the completion of various projects. Third parties are instrumental to keep the development of projects on time and on budget.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

Our offices are currently located at 1801 Lee Road, Ste. 265 Winter Park Fl. 32789 and our telephone number is (866) 491-3128. Our office is currently supplied by our president at no charge to the Company. As of the date of this filing, we have not sought to move or change our office site as our space is adequate to meet our needs.  We do not own any real property.

On November 26, 2012, Centor, Inc., a Nevada corporation, (the "Company") entered into a purchase agreement with Bullnet Gold Resources Limited. (“BGR”) Pursuant to the terms and conditions of the purchase agreement, the Company shall acquire 100% interest in the Nobewam Concession located in Ghana West Africa, of which BGR directly owns 100% of the Concession. The Company shall acquire 100% as well as, any right, title or interest in the foregoing as the same relates to the Nobewan Concession, either held, or otherwise owned, by BGR shall be referred to hereinafter as the “Property”.  As consideration for the acquisition the Company shall pay BGR an aggregate of $750,000 in cash at the closing of the purchase agreement. To date, the Company has paid $100,000 towards the purchase of the Property and the transaction has not closed.

On April 24, 2013, Centor, Inc., a Nevada corporation (the “Company”), and Achaa Mining Company Limited, a Ghanaian Company ("Achaa") entered into a Memorandum of Understanding (the "MOU'), dated as of April 24, 2013.

Under the MOU, the Company will pay Achaa $10,000 (the "Option Fee") and receive the right to perform due diligence and on-site reconnaissance of the Achaa mining concession (The "Anyinaso Concession") located in the Atwima Mponua district in the Ashanti Region of Ghana approximately 30 km southeast of the Newmont mine at Kenyasi. The Anyinaso Concession covers an area of approximately 26.67 sq km along the eastern margin of the Setwi Belt. The term of the option is six months, subject to certain adjustments. The Company paid the Option Fee on May 7, 2013.

ITEM 3.      LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.      [MINE SAFETY DISCLOSURES]

PART II

ITEM 5.      MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock had been quoted on the OTC Bulletin Board since May 1, 2012 under the symbol “CNTO.OB”.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB for the quarterly periods indicated below based on our fiscal year end of March 31, 2013. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Quarter	High	Low
First Quarter (April 1, 2012 – June 30, 2012)	$0	$0
Second Quarter (July 1, 2012 – Sept 30, 2012)	$200.00	$0.02
Third Quarter (Oct 1, 2012 – Dec 31, 2012)	$100.00	$0.15
Fourth Quarter (Jan 1, 2013 – March 31, 2013)	$1.01	$0.03

Record Holders

As of March 31, 2013, an aggregate of 68,700,000 shares of our Common Stock were issued and outstanding and were owned by approximately 8 holders of record, based on information provided by our transfer agent.

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

RESULTS OF OPERATIONS

Working Capital

	March 31, 2013	March 31, 2012
Current Assets	$37,252	$4,383
Current Liabilities	$226,891	$11,350
Working Capital Deficit	$(189,639)	$(6,967)

Cash Flows

	Year Ended March 31, 2013	Year Ended March 31, 2012
Cash Flows used in Operating Activities	$(36,919)	$(46,907)
Cash Flows used in Investing Activities	$(100,000)	$(13,360)
Cash Flows provided by Financing Activities	$155,155	$8,800
Net Decrease in Cash During Period	$18,236	$(51,467)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the year ended March 31, 2013 was $87,927 compared with $62,817 for the year ended March 31, 2012. The increase in operating expenditures was a result of  no impairment during the current year compared to the $13,360 impairment of mineral property recognized during the year ended March 31, 2012.

Net loss for the year ended March 31, 2013 was $87,927 compared with $62,817 for the year ended March 31, 2012. The overall increase in net loss of $13,656 was attributed to the impairment of mineral property recognized during the year ended March 31, 2012.

Liquidity and Capital Resources

As at March 31, 2013, the Company’s cash balance was $22,619 compared to $4,383  as at March 31, 2012 and its total assets were $137,252 compared with $4,383 as at March 31, 2012. The increase in total assets is attributed to the increase of cash, prepaids, and mineral property option.

As at March 31, 2013, the Company had total liabilities of $226,891 compared with total liabilities of $11,350 as at March 31, 2012. The increase in total liabilities was attributed to increases in accounts payable of $29,425 and notes payable as the Company did not have sufficient cash flow to settle obligations.

As at March 31, 2013, the Company had a working capital deficit of $189,639 compared with $6,967 as at March 31, 2012. The increase in working capital deficit was attributed to the increase of notes payable.

Cashflow from Operating Activities

During the year ended March 31, 2013, the Company used $36,919 of cash for operating activities compared to the use of $46,907 of cash for operating activities during the year ended March 31, 2012., The decrease in cashflows used for operating activities is attributed to the reduced costs of their ongoing reporting requirements.

Cashflow from Investing Activities

During the year ended March 31, 2013, the Company spent $100,000 in acquiring a mineral property option compared to spending $13,360 in acquiring a mineral property during the year ended March 31, 2012.

Cashflow from Financing Activities

During the year ended March 31, 2013, the Company received $155,155 of cash from financing activities compared to $8,800 for the year ended March 31, 2012.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CENTOR, INC.
MARCH 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Centor, Inc.

We have audited the accompanying balance sheet of Centor, Inc. (An Exploration Stage Company) (the “Company”) as of March 31, 2013 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended and for the cumulative period from inception (February 6, 2011) to March 31, 2013. Centor, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Centor, Inc. for the year ended March  31, 2012 and from inception (February 6, 2011) to March 31, 2012. Those statements were audited by other auditors whose report has been furnished to us and our opinion, in so far as it relates to the amounts included in the year ended March 31, 2012 and from inception (February 6, 2011) to March 31, 2012, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centor, Inc. (An Exploration Stage Company) as of March 31, 2013 and the results of its operations and its cash flows for the year then ended and for the cumulative period from inception (February 6, 2011) to March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC
Henderson, Nevada
July 15, 2013

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

/s/“Madsen & Associates CPA’s, Inc.”
Murray, Utah
July 15, 2013

CENTOR, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Audited)

	March 31,	March 31,
	2013	2012
ASSETS
Current assets:
Cash	$22,619	$4,383
Prepaids	14,633	-

Total current assets	37,252	4,383

Mineral property option	100,000	-

Total assets	$137,252	$4,383

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$29,425	$2,550
Notes payable	8,800	8,800
Convertible notes payable, net of discount of $69,926	188,666	-

Total current liabilities	226,891	11,350

Total liabilities	226,891	11,350

Stockholders' deficit:

Common stock; authorized 150,000,000; $0.001 par value; 68,700,000 shares
issued and outstanding at March 31, 2013 and March 31, 2012	68,700	68,700
Additional paid-in capital	5,255	-
Deficit accumulated during the exploration stage	(163,594)	(75,667)

Total stockholders' deficit	(89,639)	(6,967)

Total liabilities and stockholders' deficit	$137,252	$4,383

The accompanying notes are an integral part of these financial statements.

CENTOR, INC.
(AN EXPLORATION STAGE COMPANY)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Audited)

	For the Years Ended		From Inception (February 16, 2011) to
	March 31, 2013	March 31, 2012	March 31, 2013
Operating Expenses:
General and administrative	$34,129	$47,346	$81,624
Exploration costs	15,033	2,111	17,144
Impairment of mineral property	-	13,360	13,360

Total Operating Expenses	49,161	62,817	112,128

Other Income (Expenses)
Interest expense	(38,766)	-	(38,766)

Total Other Income (Expenses)	(38,766)	-	(38,766)

Net loss	$87,927	$62,817	$150,894

Net loss per share:
Basic	$0.00	$0.00

Weighted average number of shares outstanding:
Basic	68,700,000	68,700,000

The accompanying notes are an integral part of these financial statements.

CENTOR, INC.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
(Audited)

	Common Stock		Additional	Accumulated Deficit	Total
	Number of		Paid-in	during	Stockholders'
	Shares	Par Value	Capital	Exploration Stage	Deficit

BALANCE FEBRUARY 16, 2011 (INCEPTION)	-	$-	$-	$-	$-

Shares subscribed at $0.0017	29,700,000	29,700	19,800	-	49,500
Shares subscribed at $0.0002	39,000,000	39,000	(19,800)	(12,700)	6,500

Net loss	-	-	-	(150)	(150)

BALANCE MARCH 31, 2011	68,700,000	68,700	-	(12,850)	55,850

Net loss	-	-	-	(62,817)	(62,817)

BALANCE, MARCH 31, 2012	68,700,000	68,700	-	(75,667)	(6,967)

Imputed interest on convertible notes payable	-	-	5,255	-	5,255
Net loss	-	-	-	(87,927)	(87,927)

BALANCE, MARCH 31, 2013	68,700,000	$68,700	$5,255	$(163,594)	$(89,639)

The accompanying notes are an integral part of these financial statements

CENTOR, INC.
(AN EXPLORATION STAGE COMPANY)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Audited)

	For the Years Ended		From Inception (February 16, 2011) to
	March 31, 2013	March 31, 2012	March 31, 2013
Cash flow from operating activities:
Net loss	$(87,927)	$(62,817)	$(150,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on convertible notes payable	5,255	-	5,255
Discount on convertible notes payable	35,511	-	35,511
Impairment of mineral property	-	13,360	13,360
Changes in operating assets and liabilities:
Increase in prepaids	(14,633)	-	(14,633)
Increase in accounts payable and accrued liabilities	26,875	2,550	29,425

Net cash used in operating activities	(36,919)	(46,907)	(83,976)

Cash flows from investing activities:
Acquisition of mineral property option	(100,000)	(13,360)	(113,360)
Net cash used in investing activities	(100,000)	(13,360)	(113,360)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	56,000
Proceeds from notes payable	155,155	8,800	163,955

Net cash provided by financing activities	155,155	8,800	219,955

Increase (decrease) in cash during the year	18,236	(51,467)	22,619

Cash, beginning of year	4,383	55,850	-

Cash, end of year	$22,619	$4,383	$22,619

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

CENTOR, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2013 and 2012

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Centor Inc. (the "Company") was incorporated in the State of Nevada on February 16, 2011. The Company was organized to develop and explore mineral properties in the State of Nevada and the Republic of Ghana West Africa

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is an exploration stage company.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Such investments are carried at cost, which is a reasonable estimate of their fair value. Cash equivalents are placed with high credit quality financial institutions.

Mineral Property Expenditures

Mineral property acquisition costs are capitalized in accordance with FASB ASC 930-805, “Extractive Activities-Mining,” when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that mineral property acquisition costs are paid with Company shares, those shares are recorded at the estimated fair value at the time the shares are due in accordance with the terms of the property agreements. Mineral property exploration costs are expensed as incurred.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre-feasibility, the costs incurred to develop such property are capitalized. Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

CENTOR, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2013 and 2012

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUE)

Long-lived Assets

In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. As of March 31, 2013 and 2012, the Company recorded impairment of $0 and $13,360, respectively.

Asset retirement obligations

The Company has adopted the provisions of FASB ASC 410-20 "Asset Retirement and Environmental Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of March 31, 2013, there has been no asset retirement obligations recorded.

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

CENTOR, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2013 and 2012

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUE)

Fair Value of Financial Instruments

The Company’s only financial instruments are cash, accounts payable, and notes payable. Due to the short maturities of these financial instruments, their fair value approximates their carrying value.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC Topic 740, “Income Taxes”.  Under FASB ASC Topic 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets.  The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the reliability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

Recent Authoritative Pronouncements

The Company does not expect that the adoption of any recent accounting standards will have a material impact on its financial statements.

NOTE 3 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of March 31, 2013 the Company had incurred accumulated losses since inception of $163,594. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

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

CENTOR, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2013 and 2012

NOTE 4 – MINERAL PROPERTY

On May 27, 2011, the Company entered into a purchase agreement with Minquest Inc. to purchase 14 claims In Esmeralda County Nevada known as the Weepah Hills Prospect. The Company has subsequently paid to Minquest a total of $13,360 towards the purchase of the Weepah Hills prospect. As of March 31, 2012, these claims have expired and the Company recorded an impairment of $13,360.

On November 16, 2012, the Company entered into a purchase agreement with Bullnet Gold Resources Limited. (“BGR”) Pursuant to the terms and conditions of the purchase agreement, the Company shall have the option to acquire 100% interest in the Nobewam Concession located in Ghana West Africa, of which BGR directly owns 100% of the Concession. The Company shall acquire 100% as well as, any right, title or interest in the foregoing as the same relates to the Nobewan Concession, either held, or otherwise owned, by BGR shall be referred to hereinafter as the “Property”.

Under the purchase agreement, in consideration of earning the interest in the Property, the Company is required to make a total of $750,000 cash payment according the following schedule:

1)           $50,000 on or before December 8, 2012, which were paid during the year ended March 31, 2013;
2)           $50,000 on or before February 15, 2013, which were paid during the year ended March 31, 2013;
3)           $250,000 on or before January 31, 2014;
4)           $400,000 on or before January 15, 2015.

NOTE 5 – NOTES PAYABLE

On November 1, 2012 the Company entered into a convertible unsecured promissory note with an unrelated third party. The Note allows for the Company to borrow up to a total of $200,000 USD of which the company has received a total of $155,155 as of March 31, 2013.  The Note is non interest bearing and provides for conversion at a 40% discount of the average  market price over a five day period. Total discount on conversion feature was $103,437 of which $33,510 has amortized through March 31, 2013. The unamortized debt discount balance as of March 31, 2013 is $69,926. The note matures on October 31, 2013. The Company imputed interest at an 11% interest rate totaling $5,255 which was applied to additional paid-in capital.

As of March 31, 2013 and 2012, the Company has received advances from unrelated parties in the amount of $163,955 and $8,800, respectively. These advances are non-interest bearing, unsecured, and have no fixed terms of repayment.

NOTE 6 – STOCKHOLDERS’ DEFICIT

On February 28, 2013, the Company authorized a common stock increase from 75,000,000 to 150,000,000 shares with a par value of $0.001, and the Company declared a 6 to 1 forward split of its issued and outstanding common stock. Accordingly, the Company’s issued and outstanding shares of common stock increased from 11,450,000 to 68,700,000 shares of common stock. All references in the financial statements and notes to financial statements refer to number of shares, price per share, and weighted average number of shares outstanding prior to the stock split on a retroactive basis.

During March 2011, the Company received $56,000 for common stock subscriptions. 39,000,000 of these shares were subscribed for by the officers and Directors of the Company at $.0002 per share. The remaining 29,700,000 shares were subscribed for by third parties at $.0017 per share.

CENTOR, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2013 and 2012

NOTE 7 – INCOME TAX

At March 31, 2013 and 2012, the Company had federal operating loss carryforwards of $112,128 and $62,967, respectively, which begin to expire in 2028.

Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2013 and 2012:

Deferred tax assets:

	March 31, 2013	March 31, 2012
Net operating loss carryforward	$112,128	$62,967
Total deferred tax assets	39,245	22,038
Less: Valuation allowance	(39,245)	(22,038)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of March 31, 2013 and 2012 was $39,245 and $22,038, respectively, which will begin to expire in 2028. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2013 and 2012 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at March 31, 2013 and 2012:

	2013	2012
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

NOTE 8 – SUBSEQUENT EVENTS

On April 24, 2013, the Company and Achaa Mining Company Limited, a Ghanaian Company ("Achaa") entered into a Memorandum of Understanding (the "MOU'), dated as of April 24, 2013. Under the MOU, the Company will pay Achaa $10,000 (the "Option Fee") and receive the right to perform due diligence and on-site reconnaissance of the Achaa mining concession (The "Anyinaso Concession") located in the Atwima Mponua district in the Ashanti Region of Ghana approximately 30 km southeast of the Newmont mine at Kenyasi. The Anyinaso Concession covers an area of approximately 26.67 sq km along the eastern margin of the Setwi Belt. The term of the option is six months, subject to certain adjustments. The Company paid the Option Fee on May 7, 2013.

On March 1, 2013 the Company entered into a convertible unsecured promissory note with an unrelated third party. The Note allows for the Company to borrow up to a total of $200,000 USD of which the company has received an aggregate total of $77,000 subsequent to March 31, 2013.  The Note is non interest bearing and provides for conversion at a 40% discount of the average  market price over a five day period. Additionally, the Note may be repaid from 20% of net natural resource production, The note matures on October 31, 2013

On June 13, 2013 the Company established a wholly owned subsidiary Centor (Ghana) Limited.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

(i) On March 14, 2013, Madsen and Associates CPA's was dismissed as Centor, Inc.’s (the “Company”) independent registered public accounting firm.

(ii) Madsen and Associates CPA's report on the Company’s financial statements for the fiscal years ended March 31, 2012 and March 31, 2011 contained an opinion on the uncertainty of the Company to continue as a going concern because of the Company’s need to raise additional working capital to service its debt and for its planned activity.

(iii) Other than as disclosed in Item 4.01(a)(ii) Madsen and Associates CPA's report on the financial statements for either of the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles, disclaimer of opinion, modification, or qualification in accordance with 304(a)(1)(ii) of Regulation S-K.

(iv) The Company’s Board of Directors approved the decision to change its independent registered public accounting firm.

(v) During the fiscal years ended March 31, 2012 and March 31, 2011, and the subsequent interim periods and further through the date of dismissal of, there have been no disagreements with Madsen and Associates CPA's on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement if not resolved to the satisfaction of, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report on the Company’s financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

(vi) During the fiscal years ended March 31, 2012 and March 31, 2011, and further through the date of dismissal of Madsen and Associates CPA's , Madsen and Associates CPA's did not advise the Company on any matter set forth in Item 304(a)(1)(v)(A) through (D) of Regulation S-K.

(vii) The Company Dismissed Madsen and Associates CPA's due to a change in the Company's Management

(b)	Engagement of New Independent Registered Public Accounting Firm

On March 14, 2013 the Company engaged (“De Joya Griffith, LLC) as our new independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ending March 31, 2013. During the past two fiscal years and the subsequent interim periods preceding the engagement, the Company did not consult with De Joy, Griffith, LLC regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company by De Joya Griffith, LLC concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K or a reportable event, as that term is described in Item 304 (a)(1)(v) of Regulation S-K.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.
We did not maintain appropriate cash controls – As of March 31, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at March 31, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year, 2013- 2014.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director(s) and executive officer(s):

Name	Age	Position with the Company	Director Since
Bradley Wilson	55	CEO, President, & Director	February 13, 2013
Fred DaSilva	50	CFO, Treasurer, Secretary, & Director	February 13, 2013
Joseph Maher	55	Director	February 13, 2013
Michael Gismondi (1)	39	CEO, CFO, President, & Director	February 16, 2011
Andrea Grande (2)	33	Treasurer, Secretary, & Director	February 16, 2011

The board of directors has no nominating, audit or compensation committee at this time.

1. Michael Gismondi resigned his position as an officer and director on February 13, 2013.

2. Andrea Grande resigned his position as an officer and director on February 13, 2013.

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

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Mr. Bradley Wilson: Mr. Wilson has acted as our President, Chief Executive Officer and Director since February 13, 2013, with over 25 years of success achieving revenue, profit, and business growth objectives within start-ups, turnarounds, and rapid-change environments. He is networked professional and highly successful in implementing business process improvements, defining company direction, achieving goals, and change. Business Development and Sales Leadership—Closed contracts for both private and public sector companies from $250k to upwards of $10M. Consistent record of delivering results in growth, revenue, operational performance, and profitability. Mergers and Acquisitions—Spearheaded several acquisitions; conducted due diligence, led negotiations, integrated operations, and managed strategic relationships.

Turnaround—turned around underperforming organizations, streamlining business units around a coherent operational strategy, restoring profitability. Mr. Wilson currently serves on the Board of Directors of Eyecity.com, Inc. and National Asset Recovery Corp. and has Attended York University and Ryerson Polytechnical University both located in Toronto Canada.

Mr. Fred Da Silva: Mr. Dasilva has acted as our Chief Financial Officer, Secretary, Treasurer, and Chief Accounting Officer and Director since February 13, 2013. Mr. DaSilva has been directly involved in raising investment capital for several companies in the Mining and resource sector, ranging from start-up companies to emerging high growth public companies. Mr. DaSilva holds a Degree in BA from Concordia University majoring in Finance and Marketing.

Mr. Joseph Maher: Mr. Maher has acted as a Director since February 13, 2013. Mr. Maher is a seasoned business professional exceeding 30 years. Raised in Illinois, Mr. Maher completed his university studies in 1982. He soon embarked on an entrepreneurial career, which included the successful founding of companies in manufacturing, travel & tourism, retail, software development and marketing. Maher’s diverse background has afforded him the opportunity to work with Fortune 500 companies and various departments of State Government. Early in 2009, Maher journeyed to West Africa to enter the gold industry. Given the political, logistical and historical gold production levels, Ghana was the simple choice. Mr. Maher has the necessary field experience having managed gold projects in Ghana since 2011.

Identification of Significant Employees

We have no significant employees other than our Board of Directors

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended March 31, 2013, Forms 5 and any amendments thereto furnished to us with respect to the year ended March 31, 2013, and the representations made by the reporting persons to us, we believe that during the year ended March 31, 2013, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended March 31, 2013 and 2012:

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 3/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Gismondi(1)	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, CEO, CFO, , and Director	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Andrea Grande(2)	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Treasurer, Secretary, and Director	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Bradley Wilson(3)	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, CEO, and Director

Fred Da Silva(4)	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CFO, Treasurer, Secretary, and Director

Joseph Maher(5)	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director

1.
Mr. Michael Gismondi has been a director of our company since February 16, 2011. He was appointed as chief executive officer, chief financial officer, of our company on February 16, 2011 Mr. Gismondi resigned his positions on February 13, 2013.

2.
Mr. Andrea Grande has been a director of our company since February 16, 2011. He was appointed as Secretary, Treasurer, of our company on February 16, 2011. Mr. Grande resigned his positions on February 13, 2013

3.	On February 13, 2013, Mr. Bradley Wilson became a director and officer of our company, to fill the position vacated by Mr. Gismondi.

4.	On February 13, 2013, Mr. Fred Da Silva became an officer and director of our company. Additionally, on February 13, 2013, he was appointed as Secretary, Treasurer, of our company.

5.	On February 13, 2013, Mr. Joseph Maher became a director of our company.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended March 31, 2013.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of March 31, 2013, by: (i) our directors; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1) (#)	Percent of Class(2) (%)

Michael Gismondi 4667A Dundas Street West, EtobicokeOntario, Canada	Common	30,000,000	43.66%

Andrea Grande 155 Coons Road , Oakridge Ontario, Canada	Common	9,000,000	13.10%

All Persons as a Group (2 Persons)	Common	39,000,000	56.76%

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

2.	Based on 68,700,000 issued and outstanding shares of Common Stock as of March 31, 2013.

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

According to the NASDAQ definition, Bradley Wilson is not an independent director because he is also an executive officer of the Company.

According to the NASDAQ definition, Fred Da Silva is not an independent director because he is an officer of the Company.

According to the NASDAQ definition, Joseph Maher is an independent director because he is not an officer of the Company and is not a beneficial owner of the Common Stock of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended March 31, 2013	Year Ended March 31, 2012
Audit fees	$12,500	$9,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$12,500	$9,000

Audit Fees

During the fiscal years ended March 31, 2013, we incurred approximately $12,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended March 31, 2013.

During the fiscal year ended March 31, 2012, we incurred approximately $9,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended March 31, 2012.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended March 31, 2013 and 2012 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $9,000 and $9,000, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended March 31, 2013 and 2012 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended March 31, 2013 and 2012 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0.

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

CENTOR, INC.

Dated: July 15, 2013	/s/ Bradley Wilson
By: Bradley Wilson
Its: President, Principal Executive Officer & Principal Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: July 15, 2013	/s/ Bradley Wilson
By: Bradley Wilson – Director

Dated: July 15, 2013	/s/ Fred Da Silva
By: Fred Da Silva – Director

Dated: July 15, 2013	/s/ Joseph Maher
By: Joseph Maher – Director