Form 10-Q
period 2013-06-30
Centor Inc.
filed 2013-08-19
CIK 1527624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number: 333-176362

CENTOR, INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0766257
(State of incorporation)	(I.R.S. Employer Identification No.)

1801 Lee Rd, Ste 265
Winter Park, FL 32789
(Address of principal executive offices)

866-491-3128
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 16, 2013, there were 68,700,000 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Index

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3

Notes to the Consolidated Financial Statements	F-4

CENTOR, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	March 31,
	2013	2013
ASSETS
Current assets:

Cash	$2,471	$22,619
Prepaids	25,719	14,633

Total current assets	28,190	37,252

Mineral property option	110,000	100,000

Total assets	$138,190	$137,252
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable and accrued liabilities	$21,260	$29,425
Notes payable	-	8,800
Notes payable, net of unamortized discounts of $76,952 and $69,926 as of June 30, 2013 and March 31, 2013, respectively	309,973	188,666

Total current liabilities	331,233	226,891

Total liabilities	331,233	226,891

Stockholders' deficit:

Common stock; authorized 150,000,000; $0.001 par value; 68,700,000 shares
issued and outstanding at June 30, 2013 and March 31, 2013	68,700	68,700
Additional paid-in capital	10,630	5,255
Deficit accumulated during the exploration stage	(272,373)	(163,594)

Total stockholders' deficit	(193,043)	(89,639)

Total liabilities and stockholders' deficit	$138,190	$137,252

The accompanying notes are an integral part of these consolidated financial statements.

CENTOR, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		From Inception (February 16, 2011) to
	June 30, 2013	June 30, 2012	June 30, 2013

Operating expenses:

General and administrative	$46,884	$545	$128,508
Exploration costs	12,213	-	29,357
Impairment of mineral property	-	-	13,360

Total operating expenses	59,097	545	171,225

Other expenses

Interest expense	(49,682)	-	(88,448)

Total other expenses	(49,682)	-	(88,449)

Net loss	$108,779	$545	$259,673

Net loss per share:
Basic	$0.00	$0.00

Weighted average number of shares outstanding:
Basic	68,700,000	68,700,000

The accompanying notes are an integral part of these consolidated financial statements.

CENTOR,INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Month Ended		From Inception (February 16, 2011) to
	June 30, 2013	June 30, 2012	June 30, 2013

Cash flow from operating activities:
Net loss	$(108,779)	$(545)	$(259,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on convertible notes payable	5,375	-	10,630
Discount on notes payable	44,307	-	77,818
Impairment of mineral property	-	-	13,360
Changes in operating assets and liabilities:
Increase in prepaids	(11,086)	-	(25,719)
(Decrease) increase in accounts payable and accrued liabilities	(8,165)	-	21,260
Net cash used in operating activities	(78,348)	(545)	(162,324)

Cash flows from investing activities:
Acquisition of mineral property option	(10,000)	-	(123,360)
Net cash used in investing activities	(10,000)	-	(123,360)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	56,000
Payment of note payable	(8,800)	-	(8,800)
Proceeds from notes payable	77,000	-	240,955
Net cash provided by financing activities	68,200	-	288,155

Increase (decrease) in cash during the year	(20,148)	(545)	2,471

Cash, beginning of period	22,619	4,383	-

Cash, end of period	$2,471	$3,838	$2,471

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CENTOR, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Centor Inc. (the "Company") was incorporated in the State of Nevada on February 16, 2011. The Company was organized to develop and explore mineral properties in the State of Nevada and the Republic of Ghana West Africa.

On June 13, 2013, the Company established a wholly owned subsidiary Centor (Ghana) Limited to carry out operations in Ghana, accordingly as of June 30, 2013 the financial statements and related notes are presented on a consolidated basis.

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and accordingly is an exploration stage company.

The interim financial statements included herein, presented in accordance with United States of America generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended March 31, 2013 and notes thereto included in the Company’s annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports. Results of operations for the interim periods are not necessarily indicative of annual results.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

For the quarter ended June 30, 2013, the consolidated financial statements include the accounts of Centor, Inc. and Centor (Ghana) Limited. All significant intercompany balances and transactions have been eliminated. Centor, Inc. and Centor (Ghana) Limited will be collectively referred herein to as the “Company”.

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

CENTOR, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUE)

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

Long-lived Assets

In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the three months ended June 30, 2013 and 2012, the Company recorded impairment of $0 and $0, respectively. For period from inception (February 6, 2011) to June 30, 2013, the Company recorded impairment of $13,360.

Asset retirement obligations

The Company has adopted the provisions of FASB ASC 410-20 "Asset Retirement and Environmental Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related mineral properties. As of June 30, 2013, there has been no asset retirement obligations recorded.

CENTOR, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of June 30, 2013 the Company had incurred accumulated losses since inception of $272,373. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

CENTOR, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 3 – GOING CONCERN (CONTINUED)

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

NOTE 4 – MINERAL PROPERTIES

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

Under the purchase agreement, in consideration of earning the interest in the Property, the Company is required to make a total of $750,000 cash payment according the following schedule:

1)           $50,000 on or before December 8, 2012, which were paid during the year ended June 30, 2013;

2)           $50,000 on or before February 15, 2013, which were paid during the year ended June 30, 2013;

               3)           $250,000 on or before January 31, 2014;

4)           $400,000 on or before January 15, 2015.

On April 24, 2013, the Company and Achaa Mining Company Limited, a Ghanaian Company ("Achaa") entered into a Memorandum of Understanding (the "MOU'). Under the MOU, the Company will pay Achaa $10,000 (the "Option Fee") and receive the right to perform due diligence and on-site reconnaissance of the Achaa mining concession (The "Anyinaso Concession") located in the Atwima Mponua district in the Ashanti Region of Ghana approximately 30 km southeast of the Newmont mine at Kenyasi. The Anyinaso Concession covers an area of approximately 26.67 sq km along the eastern margin of the Setwi Belt. The term of the option is six months, subject to certain adjustments. The Company paid the Option Fee on May 7, 2013.

CENTOR, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 5 – NOTES PAYABLE

Convertible Note Payable

On November 1, 2012 the Company entered into a convertible unsecured promissory note with an unrelated third party. The Note allows for the Company to borrow up to a total of $200,000 of which the company has received a total of $155,155 as of June 30, 2013.  On March 1, 2013 the Company entered into a convertible unsecured promissory note with the same unrelated third party. The Note allows for the Company to borrow up to a total of $200,000 of which the company has received an aggregate total of $77,000.  The Notes are non interest bearing and provide for conversion at a 40% discount of the average market price over a five day period. Additionally, the Notes may be repaid from 20% of net natural resource production and the note matures on October 31, 2013.

Total discount on conversion feature for the Notes were $386,925 of which $154,770 has amortized through June 30, 2013. The unamortized debt discount balance as of June 30, 2013 is $76,952. During the three months ended June 30, 2013, the Company recorded interest expense for discount on conversion feature of $44,307. The Company imputed interest at an 11% interest rate totaling $5,375 which was applied to additional paid-in capital.

Advances from Unrelated Parties

During the three months ended June 30, 2013, the Company repaid $8,800 to an unrelated party for advances received in the prior year.  As of June 30, 2013 and March 31, 2013, the Company has advances from unrelated parties in the amount of $0 and $8,800, respectively. These advances are non-interest bearing, unsecured, and have no fixed terms of repayment.

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

 NOTE 7 – SUBSEQUENT EVENT

On July 24, 2013, the Company received an additional $20,000 of convertible unsecured promissory note from the same unrelated party noted in Note 5.

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

Plan of Operation

Our plan of operation or objective is to conduct exploration activities on our mining claims in order to assess whether they possess commercially exploitable mineral deposits. We are presently in the exploration stage of our business and we can provide no assurance that commercially viable mineral deposits exist on our mineral claims or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs. Further exploration is required before a final evaluation as to the economic and legal feasibility is required to determine whether our mineral claims possess commercially exploitable mineral deposits. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claims.

The claims are accessible all year round; there are periods where our claims may be un-accessible each year due to snow in the area. This means that our exploration activities may be limited to a period of about eight to nine months per year. We plan to commence exploration on our claims during the summer or fall of 2013, and is contingent upon availability of an exploration crew.

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

Our total expenditures over the next twelve months are anticipated to be approximately $70,850. Our cash on hand as of June 30, 2013 is $2,471. We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing in order to commence exploration on our mining concessions.

RESULTS OF OPERATIONS

Working Capital

	June 30, 2013	March 31, 2013

Current assets	$28,190	$37,252
Current liabilities	$331,233	$226,891
Working capital deficit	$(303,043)	$(89,639)

Cash Flows

	Period Ended June 30, 2013	Period Ended June 30, 2012

Cash flows used in operating activities	$(78,348)	$(545)
Cash flows used in investing activities	$(10,000)	$-
Cash flows provided by financing activities	$68,200	$-
Net decrease in cash during the period	$(20,148)	$(545)

The decrease in our working capital at June 30, 2013 from the period ended March 31, 2013 is reflective of the current state of our business development.

As of June 30, 2013, we had cash on hand of $2,471. Since our inception, we have used our common stock and convertible promissory notes to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three month ended June 30, 2013 was $59,079 compared with $545 for the three month ended June 30, 2012. The increase in operating expenditures was a result of the Company's ongoing reporting requirements, accounting, consulting, general and administrative expenses, and exploration costs of $12,213.

Net loss for the quarter ended June 30, 2013 was $108,779 compared with $545 for the period ended June 30, 2012. The overall increase in net loss of $108,234 was attributed to the Company's ongoing reporting requirements, accounting, consulting, general and administrative expenses, exploration costs, and interest expense in conjunction with the Company's outstanding convertible promissory notes.

Liquidity and Capital Resources

As at June 30, 2013, the Company’s cash balance was $2,471.

As at June 30, 2013, the Company had total liabilities of $331,233.

As at June 30, 2013, the Company had a working capital deficit of $303,043.

Cashflow from Operating Activities

During the three month period ended June 30, 2013, the Company used $78,348 of cash for operating activities.

Cashflow from Investing Activities

During the three month period ended June 30, 2013, the Company paid $10,000 to acquire mineral property options.

Cashflow from Financing Activities

During the three month period ended June 30, 2013, the Company received $68,200 of cash from financing activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report for the year ended March 31, 2013 that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

PART II – OTHER INFORMATION

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

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

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

CENTOR,INC.

Dated: August 19, 2013	By:	/s/ Bradley Wilson
Bradley Wilson
Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: August 19, 2013	By:	/s/ Bradley Wilson
Bradley Wilson – Director

Dated: August 19, 2013	By:	/s/ Fred Da Silva
Fred Da Silva – Director

Dated: August 19, 2013	By:	/s/ Joseph Maher
Joseph Maher – Director