Form 10-Q
period 2013-09-30
Centor Inc.
filed 2013-11-19
CIK 1527624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number: 333-176362

CENTOR, INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0766257
(State of incorporation)	(I.R.S. Employer Identification No.)

1801 Lee Rd, Ste 265
Winter Park, FL 32789
(Address of principal executive offices)

866-491-3128
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes     ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐      No  ☒

As of November 19, 2013, there were 68,700,000 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CENTOR, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	March 31,
	2013	2013

ASSETS
Current assets:

Cash	$4,530	$22,619
Prepaids	12,523	14,633

Total current assets	17,053	37,252

Mineral property option	110,000	100,000

Total assets	$127,053	$137,252

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable and accrued liabilities	$42,429	$29,425
Notes payable, net of discounts of $23,564 September 30, 2013 and $69,926 March 31, 2013	396,695	188,666

Total current liabilities	439,124	226,891

Total liabilities	439,124	226,891

Stockholders' deficit:

Common stock; authorized 150,000,000; $0.001 par value; 68,901,000 and 68,700,000
shares issued and outstanding at September 30, 2013 and March 31, 2013	68,901	68,700
Additional paid-in capital	47,703	5,255
Common stock payable	900	-
Deficit accumulated during the exploration stage	(429,575)	(163,594)

Total stockholders' deficit	(312,071)	(89,639)

Total liabilities and stockholders' deficit	$127,053	$137,252

The accompanying notes are an integral part of these consolidated financial statements.

CENTOR, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Month Period Ended		For the Six Month Period Ended		From Inception (February 16, 2011) to
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013

Operating expenses:

General and administrative	$66,004	$1,044	$112,885	$1,589	$194,509
Exploration costs	17,355	-	29,568	-	46,712
Impairment of mineral property	-	-	-	-	13,360

Total operating expenses	83,359	1,044	142,453	1,589	254,581

Other expenses

Interest expense	(82,660)	-	(123,528)	-	(162,294)

Total other expenses	(82,660)	-	(123,528)	-	(162,294)

Net loss	$166,019	$1,044	$265,981	$1,589	$416,875

Net loss per share:
Basic	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding:
Basic	68,723,304	68,700,000	68,711,716	68,700,000

The accompanying notes are an integral part of these consolidated financial statements.

CENTOR,INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Month Period Ended		From Inception (February 16, 2011) to
	September 30, 2013	September 30, 2012	September 30, 2013

Cash flow from operating activities:
Net loss	$(265,981)	$(1,589)	$(416,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on convertible notes payable	12,500	-	17,755
Discount on notes payable	111,028	-	144,539
Impairment of mineral property	-	-	13,360
Stock-based compensation	900	-	900
Changes in operating assets and liabilities:
Decrease (increase) in prepaids	2,110	-	(12,523)
Increase (Decrease) in accounts payable and accrued liabilities	13,004	-	42,429
Net cash used in operating activities	(126,439)	(1,589)	(210,415)

Cash flows from investing activities:
Acquisition of mineral property option	(10,000)	-	(123,360)
Net cash used in investing activities	(10,000)	-	(123,360)

Cash flows from financing activities:
Proceeds from issuance of common stock	30,150	-	86,150
Repayment of notes payable	(8,800)	-	(8,800)
Proceeds from notes payable	97,000	-	267,955
Net cash provided by financing activities	118,350	-	338,305

Increase (decrease) in cash during the year	(18,089)	(1,589)	4,530

Cash, beginning of period	22,619	4,383	-

Cash, end of period	$4,530	$2,794	$4,530

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CENTOR, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Centor Inc. (the "Company") was incorporated in the State of Nevada on February 16, 2011. The Company was organized to develop and explore mineral properties in the State of Nevada and the Republic of Ghana West Africa.

On June 13, 2013, the Company established a wholly owned subsidiary Centor (Ghana) Limited to carry out operations in Ghana, accordingly as of September 30, 2013 the financial statements and related notes are presented on a consolidated basis.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

For the period ended September 30, 2013, the consolidated financial statements include the accounts of Centor, Inc. and Centor (Ghana) Limited. All significant intercompany balances and transactions have been eliminated. Centor, Inc. and Centor (Ghana) Limited will be collectively referred herein to as the “Company”.

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
September 30, 2013
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

Long-lived Assets

In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the three months ended September 30, 2013 and 2012, the Company recorded impairment of $0 and $0, respectively. For period from inception (February 6, 2011) to September 30, 2013, the Company recorded impairment of $13,360.

Asset retirement obligations

The Company has adopted the provisions of FASB ASC 410-20 "Asset Retirement and Environmental Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related mineral properties. As of September 30, 2013, there has been no asset retirement obligations recorded.

CENTOR, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2013
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

Basic and Diluted Loss Per Share

The Company computes basic loss per share by dividing the net loss by the weighted average common shares outstanding during the period. The diluted earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

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

NOTE 3 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of September 30, 2013 the Company had incurred accumulated losses since inception of $429,575. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

CENTOR, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2013
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

Under the purchase agreement, in consideration of earning the interest in the Property, the Company is required to make a total of $750,000 cash payments according the following schedule:

1)           $50,000 on or before December 8, 2012, which were paid during the year ended March 31, 2013;

2)           $50,000 on or before February 15, 2013, which were paid during the year ended March 31, 2013;

3)           $250,000 on or before January 31, 2014;

4)           $400,000 on or before January 15, 2015.

On April 24, 2013, the Company and Achaa Mining Company Limited, a Ghanaian Company ("Achaa") entered into a Memorandum of Understanding (the "MOU'), dated as of April 24, 2013. Under the MOU, the Company will pay Achaa $10,000 (the "Option Fee") and receive the right to perform due diligence and on-site reconnaissance of the Achaa mining concession (The "Anyinaso Concession") located in the Atwima Mponua district in the Ashanti Region of Ghana approximately 30 km southeast of the Newmont mine at Kenyasi. The Anyinaso Concession covers an area of approximately 26.67 sq km along the eastern margin of the Setwi Belt. The term of the option is six months, subject to certain adjustments. The Company paid the Option Fee on May 7, 2013. This option has been subsequently amended and extended for the period of 6 months.

CENTOR, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 5 – NOTES PAYABLE

Convertible Note Payable

On November 1, 2012 the Company entered into a convertible unsecured promissory note with an unrelated third party. The Note allows for the Company to borrow up to a total of $200,000 of which the company has received a total of $155,155 as of September 30, 2013.  On March 1, 2013 the Company entered into a convertible unsecured promissory note with the same unrelated third party. The Note allows for the Company to borrow up to a total of $200,000 of which the company has received an aggregate total of $97,000.  The Notes are non interest bearing and provide for conversion at a 40% discount of the average market price over a five day period. Additionally, the Notes may be repaid from 20% of net natural resource production and the note matures on October 31, 2013. To date there have been no repayments of cash or conversion of the notes to Common Shares in whole or in part.

Total fair values for the Notes were $420,258 of which $168,103 is the discount on conversion feature. The unamortized debt discount balance as of September 30, 2013 and March 31, 2013 is $23,564 and $69,926, respectively. During the six months ended September 30, 2013, the Company recorded interest expense for discount on conversion feature of $111,028. The Company imputed interest at an 11% interest rate totaling $12,500, which was applied to additional paid-in capital.

NOTE 6 – STOCKHOLDERS’ DEFICIT

On February 28, 2013, the Company authorized a common stock increase from 75,000,000 to 150,000,000 shares with a par value of $0.001, and the Company declared a 6 to 1 forward split of its issued and outstanding common stock. Accordingly, the Company’s issued and outstanding shares of common stock increased from 11,450,000 to 68,700,000 shares of common stock as of March 31, 2013. All references in the financial statements and notes to financial statements refer to number of shares, price per share, and weighted average number of shares outstanding prior to the stock split on a retroactive basis.

The Company has 68,901,000 and 68,700,000 issued and outstanding shares of common stock as of September 30, 2013 and March 31, 2013, respectively.

During the three months ended September 30, 2013, the Company issued 201,000 shares of common stock for cash received of $30,150.

During the three months ended September 30, 2013, the Company entered into a consulting agreement which the Company agrees to pay 30,000 shares of common stock for the service period from September 1, 2013 to December 31, 2013. The Company recorded 7,500 shares of common stock as stock payable fair valued at $900 as of September 30, 2013.

NOTE 7 – SUBSEQUENT EVENTS

Subsequently, the Company amended the option agreement with Achaa Mining Limited to extend the option for the period of six months.

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

Under the MOU, the Company will pay Achaa $10,000 (the "Option Fee") and receive the right to perform due diligence and on-site reconnaissance of the Achaa mining concession (The "Anyinaso Concession") located in the Atwima Mponua district in the Ashanti Region of Ghana approximately 30 km southeast of the Newmont mine at Kenyasi. The Anyinaso Concession covers an area of approximately 26.67 sq km along the eastern margin of the Setwi Belt. The term of the option is six months, subject to certain adjustments. The Company paid the Option Fee on May 7, 2013. This option has been subsequently amended and extended for the period of 6 months.

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

During our exploration activities on the Anyinaso Concession and the Nobewan Concession, our President will devote less than full-time hours per week to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work has been and will continue to be performed by outside consultants. Additionally, we will not have a need to hire any employees over the next twelve months. We do not plan to make any purchases of equipment over the next twelve months due to reliance upon outside consultants to provide all equipment needed for the exploratory work being conducted.

Current exploration activities have been focused on the Anyinaso Concession, where stockpiling and washing of alluvial gravel has been conducted in preparation for a test production run. we anticipate this occurring within the next 30 Days.

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

Our total expenditures over the next twelve months are anticipated to be approximately $70,850. Our cash on hand as of September 30, 2013 is $4,530. We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing in order to commence exploration on our mining concessions.

RESULTS OF OPERATIONS

Working Capital

	September 30, 2013	March 31, 2013
Current Assets	$17,053	$37,252
Current Liabilities	$439,124	$226,891
Working Capital Deficit	$(422,071)	$(89,639)

Cash Flows

	Period Ended September 30, 2013	Period Ended September 30, 2012
Cash Flows used in Operating Activities	$(126,439)	$(1,589)
Cash Flows used in Investing Activities	$(10,000)	$-
Cash Flows provided by Financing Activities	$118,350	$-
Net Decrease in Cash During Period	$(18,089)	$(1,589)

The decrease in our working capital at September 30, 2013 from the period ended March 31, 2013 is reflective of the current state of our business development.

As of September 30, 2013, we had cash on hand of $4,530. Since our inception, we have used our common stock and convertible promissory notes to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

 Operating expenses for the three month ended September 30, 2013 was $83,359 compared with $1,044 for the three month ended September 30, 2012. The increase in operating expenditures was a result of the Company's ongoing reporting requirements, accounting, consulting, general and administrative expenses, prepaid exploration expenses and ongoing exploration activities on the Anyinaso Concession.

Operating expenses for the six month ended September 30, 2013 was $142,453 compared with $1,589 for the six month ended September 30, 2012. The increase in operating expenditures was a result of the Company's ongoing reporting requirements, accounting, consulting, general and administrative expenses, prepaid exploration expenses on going exploration activities and the acquisition of the Achaa property option.

Net loss for the period ended September 30, 2012 was $137,100compared with $1,044for the period ended September 30, 2012. The overall increase in net loss of $136,056 was attributed to the Company's ongoing reporting requirements, accounting, consulting, general and administrative expenses, prepaid, exploration expenses and, the acquisition of the Achaa property option and interest expense in conjunction with the Company's outstanding convertible promissory notes.

Liquidity and Capital Resources

As at September 30, 2013, the Company’s cash balance was $4,530.

As at September 30, 2013, the Company had total liabilities of $439,124.

As at September 30, 2013, the Company had a working capital deficit of $(422,071)

Cashflow from Operating Activities

During the six month period ended September 30, 2013, the Company used $126,439 of cash for operating activities.

Cashflow from Investing Activities

During the six month period ended September 30, 2013, the Company paid $10,000 to acquire mineral claims.

Cashflow from Financing Activities

During the six month period ended September 30, 2013, the Company has net cash received of $118,350 from financing activities.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

During the three months ended September 30, 2013, the Company issued 201,000 shares of common stock for cash received of $30,150.

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

CENTOR,INC.

Dated: November 19, 2013	By:	/s/ Bradley Wilson
Bradley Wilson
Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: November 19, 2013		/s/ Bradley Wilson
	By:	Bradley Wilson – Director

Dated: November 19, 2013		/s/Fred Da Silva
	By:	Fred Da Silva – Director

Dated: November 19, 2013		/s/Joseph Maher
	By:	Joseph Maher – Director