Form 10-Q
period 2013-12-31
Centor Energy, Inc.
filed 2014-02-20
CIK 1527624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number: 333-176362

CENTOR ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0766257
(State of incorporation)	(I.R.S. Employer Identification No.)

1801 Lee Rd, Ste 265
Winter Park, FL 32789
(Address of principal executive offices)

866-491-3128
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of February 19, 2014, there were 68,964,500 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

CENTOR ENERGY, INC.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Centor Energy, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Centor" refers to Centor Energy, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CENTOR ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31,	March 31,
	2013	2013
	(Unaudited)
ASSETS

Current assets:

Cash	$11,531	$22,619
Prepaids	-	14,633

Total current assets	11,531	37,252

Shale oil propety option	48,150	-
Mineral property option	10,000	100,000

Total assets	$69,681	$137,252

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable and accrued liabilities	$45,286	$29,425
Notes payable	-	8,800
Notes payable, net of discounts of Nil December 31, 2013 and $69,926 March 31, 2013	578,592	188,666

Total current liabilities	623,878	226,891

Total liabilities	623,878	226,891

Stockholders' deficit:

Common stock; authorized 150,000,000; $0.001 par value; 68,964,500 and 68,700,000 shares
issued and outstanding at December 31, 2013 and March 31, 2013	68,965	68,700
Additional paid-in capital	115,416	5,255
Deficit accumulated during the exploration stage	(738,578)	(163,594)

Total stockholders' deficit	(554,197)	(89,639)

Total liabilities and stockholders' deficit	$69,681	$137,252

The accompanying notes are an integral part of these consolidated financial statements.

CENTOR ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Month Period Ended		For the Nine Month Period Ended		From Inception (February 16, 2011) to
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013

Operating Expenses:

General and administrative	$105,618	$13,401	$218,503	$14,990	$300,127
Exploration costs	8,936	-	38,504	-	55,648
Impairment of mineral property	100,000	-	100,000	-	113,360

Total operating expenses	214,554	13,401	357,007	14,990	469,135

Other Expenses

Interest expense	(94,450)	-	(217,977)	-	(256,743)

Total other expenses	(94,450)	-	(217,977)	-	(256,743)

Net loss	$(309,004)	$(13,401)	$(574,984)	$(14,990)	$(725,878)

Net loss per share:
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding:
Basic	68,914,071	68,700,000	68,779,413	68,700,000

The accompanying notes are an integral part of these consolidated financial statements.

CENTOR ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Month Period Ended		From Inception (February 16, 2011) to
	December 31, 2013	December 31, 2012	December 31, 2013

Cash flow from operating activities:
Net loss	$(574,984)	$(14,990)	$(725,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on convertible notes payable	20,051	-	25,306
Discount on notes payable	197,926	-	231,437
Impairment of mineral property	100,000	-	113,360
Stock -based compensation	55,200	-	55,200
Changes in operating assets and liabilities:
Decrease in prepaids	14,633	-	-
Increase in accounts payable and accrued liabilities	15,861	-	45,286

Net cash used in operating activities	(171,313)	(14,990)	(255,289)

Cash flows from investing activities:
Acquisition of mineral property option	(10,000)	-	(123,360)
Acquisition of shale oil property option	(48,150)	-	(48,150)
Net cash used in investing activities	(58,150)	-	(171,510)

Cash flows from financing activities:
Proceeds from issuance of common stock	35,175	-	91,175
Repayment of notes payable	(8,800)	-	(8,800)
Proceeds from notes payable	192,000	21,240	355,955

Net cash provided by financing activities	218,375	21,240	438,330

Increase (decrease) in cash during the year	(11,088)	6,250	11,531

Cash, beginning of period	22,619	4,383	-

Cash, end of period	$11,531	$10,633	$11,531

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CENTOR ENERGY, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Centor Energy, Inc. (the "Company") was incorporated in the State of Nevada on February 16, 2011. The Company was organized to develop and explore mineral properties in the State of Nevada and the Republic of Ghana West Africa.

On June 13, 2013, the Company established a wholly owned subsidiary Centor (Ghana) Limited to carry out operations in Ghana, accordingly as of December 31, 2013 the financial statements and related notes are presented on a consolidated basis.

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and accordingly is an exploration stage company.

The interim financial statements included herein, presented in accordance with United States of America generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended March 31, 2013 and notes thereto included in the Company’s annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports. Results of operations for the interim periods are not necessarily indicative of annual results.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

For the period ended December 31, 2013, the consolidated financial statements include the accounts of Centor Energy, Inc. and Centor (Ghana) Limited. All significant intercompany balances and transactions have been eliminated. Centor Energy, Inc. and Centor (Ghana) Limited will be collectively referred herein to as the “Company”.

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

CENTOR ENERGY, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013
(Unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Long-lived Assets

In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the three months ended December 31, 2013 and 2012, the Company recorded impairment of $0 and $0, respectively. For period from inception (February 6, 2011) to December 31, 2013, the Company recorded impairment of $13,360.

Asset retirement obligations

The Company has adopted the provisions of FASB ASC 410-20 "Asset Retirement and Environmental Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related mineral properties. As of December 31, 2013, there has been no asset retirement obligations recorded.

CENTOR ENERGY, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013
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

Basic and Diluted Loss Per Share

The Company computes basic loss per share by dividing the net loss by the weighted average common shares outstanding during the period. The diluted earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

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

NOTE 3 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of December 31, 2013 the Company had incurred accumulated losses since inception of $725,878. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitable operations.

CENTOR ENERGY, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013
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

Under the purchase agreement, in consideration of earning the interest in the Property, the Company is required to make a total of $750,000 cash payments according the following schedule:

1)	$50,000 on or before December 8, 2012, which was paid during the year ended March 31, 2013;

2)	$50,000 on or before February 15, 2013, which was paid during the year ended March 31, 2013;

3)
$250,000 on or before January 31, 2014. On January 31, 2014, it was determined by the board of directors to allow the agreement on the Nobewan Property expire. The Company recorded an impairment value of $100,000 as of December 31, 2013.

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

CENTOR ENERGY, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013
(Unaudited)

NOTE 5 – OIL AND GAS PROPERTIES

On December 17 , 2013 (the “Effective Date”), Centor Energy, Inc., a Nevada corporation (the “Company”), and 1583412 Alberta Ltd., an Alberta Canada Company entered into a Offer to Purchase Agreement (the "Offer to Purchase"), dated as of December 17, 2013 of certain oil and gas properties located in Alberta Canada.

Under the Offer to Purchase, subject to and in accordance with the terms and conditions of the Offer to Purchase, a 55 percent working interest in the title, estate and interest in and to the lands, the leases, the leased substances, all wells, facilities and pipelines, proprietary seismic data, equipment and material related thereto all as described in Schedule "A" of the Offer to Purchase Agreement is being offered to purchase. To date the Company has paid a total amount of $250,000 has been paid in conjunction with the purchase of this property.

Purchase Price and Payment:

The purchase price shall be Two Million Four Hundred Seventy Five Thousand Dollars ($2,475,000) in Canadian Funds, to be paid as follows:

(i)	A cash sum of fifty thousand dollars CDN ($50,000) to Vendor on acceptance and signing of offer, which has been paid during the three month ended December 31, 2013; and

(ii)	A cash sum of two hundred seventy thousand dollars CDN ($270,000) to Vendor on closing; and

(iii)
A cash sum of three hundred fifty thousand dollars CDN ($350,000) to be held in trust and applied to the completion of the Hatch pre-feasibility study and further modified Fischer analysis at Umatac, on closing; and

(iv)
Deferred cash payments totaling three hundred forty thousand dollars CDN ($340,000) to be paid in four equal monthly installments of eighty five thousand dollars CDN ($85,000) commencing 60 days after closing; and

(v)	Issuance of common shares of Centor Energy, Inc.

NOTE 6 – NOTES PAYABLE

Convertible Note Payable

On November 1, 2012 the Company entered into a convertible unsecured promissory note with an unrelated third party. The Note allows for the Company to borrow up to a total of $200,000 of which the company has received a total of $155,155 as of December 31, 2013. On March 1, 2013 the Company entered into a convertible unsecured promissory note with the same unrelated third party. The Note allows for the Company to borrow up to a total of $200,000 of which the company has received an aggregate total of $192,000. The Notes are non interest bearing and provide for conversion at a 40% discount of the average market price over a five day period. Additionally, the Notes may be repaid from 20% of net natural resource production and the note matures on December 31, 2013. To date there have been no repayments of cash or conversion of the notes to Common Shares in whole or in part.

Total fair values for the Notes were $578,592 of which $231,437 is the discount on conversion feature. The unamortized debt discount balance as of December 31, 2013 and March 31, 2013 is $0 and $69,926, respectively. During the nine months ended December 31, 2013, the Company recorded interest expense for discount on conversion feature of $197,926. The Company imputed interest at an 11% interest rate totaling $20,051, which was applied to additional paid-in capital.

CENTOR ENERGY, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013
(Unaudited)

NOTE 7 – STOCKHOLDERS’ DEFICIT

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

The Company has 68,964,500 and 68,700,000 issued and outstanding shares of common stock as of December 31, 2013 and March 31, 2013, respectively.

During the nine months ended December 31, 2013, the Company issued 234,500 shares of common stock for cash received of $35,175.

During the nine months ended December 31, 2013, the Company entered into a consulting agreement which the Company agrees to pay 30,000 shares of common stock for the service period from September 1, 2013 to December 31, 2013. As of December 31, 2013, the Company issued the 30,000 shares of common stock valued at $55,200 for the consulting service.

NOTE 8 – SUBSEQUENT EVENTS

On January 6, 2014, an unrelated third party and holder of convertible promissory notes of $155,155 and $192,000 for a total aggregate sum $347,155 elected to convert these notes into common shares of the Company. The shares are to be issued at a forty percent (40%) discount of the average 5 day trading price from the period of December 31, 2013 to January 6, 2014. No common shares have been issued as of February 19, 2014.

On December 17 , 2013 (the “Effective Date”), Centor Energy, Inc., a Nevada corporation (the “Company”), and 1583412 Alberta Ltd., an Alberta Canada Company entered into a Offer to Purchase Agreement (the "Offer to Purchase"), dated as of December 17, 2013 of certain oil and gas properties located in Alberta Canada. Originally, the transaction was to close on or before February 16, 2014 and has since been extending to February 28, 2014. As of February 19, 2014 a total of $250,000 CDN has been paid.

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

On November 16, 2012, Centor Energy, Inc., a Nevada corporation, (the "Company") entered into a purchase agreement with Bullnet Gold Resources Limited. (“BGR”) Pursuant to the terms and conditions of the purchase agreement, the Company shall acquire 100% interest in the Nobewam Concession located in Ghana West Africa, of which BGR directly owns 100% of the Concession. The Company shall acquire 100% as well as, any right, title or interest in the foregoing as the same relates to the Nobewan Concession, either held, or otherwise owned, by BGR shall be referred to hereinafter as the “Property” . As consideration for the acquisition the Company shall pay BGR an aggregate of $750,000 in cash at the closing of the purchase agreement. To date, the Company has paid $100,000 towards the purchase of the Property and the transaction has not closed. On January 31, 2014, it was determined by the board of directors to allow the agreement on the Nobewan Property expire. The Company recorded an impairment value of $100,000 as of December 31, 2013.

On April 24, 2013, Centor Energy, Inc., a Nevada corporation (the “Company”), and Achaa Mining Company Limited, a Ghanaian Company ("Achaa") entered into a Memorandum of Understanding (the "MOU”), dated as of April 24, 2013.

Under the MOU, the Company will pay Achaa $10,000 (the "Option Fee") and receive the right to perform due diligence and on-site reconnaissance of the Achaa mining concession (The "Anyinaso Concession") located in the Atwima Mponua district in the Ashanti Region of Ghana approximately 30 km southeast of the Newmont mine at Kenyasi. The Anyinaso Concession covers an area of approximately 26.67 sq km along the eastern margin of the Setwi Belt. The term of the option is six months, subject to certain adjustments. The Company paid the Option Fee on May 7, 2013. This option has been subsequently amended and extended for the period of 6 months. This option is still in good standing.

On December 17, 2013 (the “Effective Date”), Centor Energy, Inc., a Nevada corporation (the “Company”), and 1583412 Alberta Ltd., an Alberta Canada Company entered into a Offer to Purchase Agreement (the "Offer to Purchase"), dated as of December 17, 2013 of certain oil and gas properties located in Alberta Canada.

Under the Offer to Purchase, subject to and in accordance with the terms and conditions of the Offer to Purchase, a 55 percent working interest in the title, estate and interest in and to the lands, the leases, the leased substances, all wells, facilities and pipelines, proprietary seismic data, equipment and material related thereto all as described in Schedule "A" of the Offer to purchase Agreement is being offered to purchase.

Purchase Price and Payment:

The purchase price shall be Two Million Four Hundred Seventy Five Thousand Dollars ($2,475,000) in Canadian Funds, to be paid as follows:

(i)	A cash sum of fifty thousand dollars CDN ($50,000) to Vendor on acceptance and signing of offer; and

(ii)	A cash sum of two hundred seventy thousand dollars CDN ($270,000) to Vendor on closing, which has been paid during the three months ended December 31, 2013; and

(iii)
A cash sum of three hundred fifty thousand dollars CDN ($350,000) to be held in trust and applied to the completion of the Hatch pre-feasibility study and further modified Fischer analysis at Umatac, on closing; and

(iv)
Deferred cash payments totaling three hundred forty thousand dollars CON ($340,000) to be paid in four equal monthly installments of eighty five thousand dollars CDN ($85,000) commencing 60 days after closing; and

(v)	Issuance of common shares of Centor Energy, Inc.

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

Current exploration activities have been focused on the Anyinaso Concession, where stockpiling and washing of alluvial gravel has been conducted in preparation for a test production run. We anticipate this occurring within the next 30 Days. The results of the test production run of alluvial gravel was not as favorable as we had hoped and it was determined by the Board of Directors to suspend operations in Ghana Until the price of gold improved.

On December 17, 2013 (the “Effective Date”), Centor Energy, Inc., a Nevada corporation (the “Company”), and 1583412 Alberta Ltd., an Alberta Canada Company entered into a Offer to Purchase Agreement (the "Offer to Purchase"), dated as of December 17, 2013 of certain oil and gas properties located in Alberta Canada.

Under the Offer to Purchase, subject to and in accordance with the terms and conditions of the Offer to Purchase, a 55 percent working interest in the title, estate and interest in and to the lands, the leases, the leased substances, all wells, facilities and pipelines, proprietary seismic data, equipment and material related thereto all as described in Schedule "A" of the Offer to purchase Agreement. To date the Company has paid a total amount of $250,000 has been paid in conjunction with the purchase of this property.

Purchase Price and Payment:

The purchase price shall be Two Million Four Hundred Seventy Five Thousand Dollars ($2,475,000) in Canadian Funds, to be paid as follows:

(i) A cash sum of fifty thousand dollars CDN ($50,000) to Vendor on acceptance and signing of offer, which has been paid during the three months ended December 31, 2013; and

(ii) A cash sum of two hundred seventy thousand dollars CDN ($270,000) to Vendor on closing; and

(iii) A cash sum of three hundred fifty thousand dollars CDN ($350,000) to be held in trust and applied to the completion of the Hatch pre-feasibility study and further modified Fischer analysis at Umatac, on closing; and

(iv) Deferred cash payments totaling three hundred forty thousand dollars CDN ($340,000) to be paid in four equal monthly installments of eighty five thousand dollars CDN ($85,000) commencing 60 days after closing; and

(v) Issuance of common shares of Centor Energy, Inc.

Government Regulation

If we decide to continue with the acquisition and exploration of natural resource properties, we will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals and oil and gas . All mineral exploration activities carried out on a mineral claim or oil and gas lease must be done in compliance within the jurisdiction’s appropriate agency. This applies to all natural resource properties during exploration, development, construction, production, closure, reclamation and abandonment as well as oil and gas leases during exploration, development, construction, production, closure, reclamation and abandonment.

Additionally, the provisions of the Health, Safety and Reclamation Code for mines and oil and gas contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision and also, contains standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration activities. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the state. Items such as waste approvals may be required from the jurisdiction if the proposed exploration activities are significantly large enough to warrant them. Waste approvals refer to the disposal of rock materials removed from the earth which must be reclaimed. An environmental impact statement may be required.

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

If we anticipate disturbing ground during our mineral exploration activities, we may be required to make an application to the State for a permit. We do not anticipate any difficulties in obtaining a permit, if needed. Initial exploration activities do not involve ground disturbance and as a result do not, at this time, require a work permit. Any follow-up trenching and/or drilling will require permits, applications for which will be submitted well in advance of the planned work.

If we enter the production phase, of which there is no assurance, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. The regulatory requirements that we will have to meet will likely include:

i.	Ensuring that any water discharge meets drinking water standards;
ii.	Dust generation will have to be minimal or otherwise remediated;
iii.	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;
iv.	All material to be left on the surface will need to be environmentally benign;
v.	Ground water will have to be monitored for any potential contaminants;
vi.	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and
vii.	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$20,850
Office Expenses	-
Mineral Property Exploration Expenses
TOTAL	$20,850

Our total expenditures over the next twelve months are anticipated to be approximately $20,850. Our cash on hand as of December 31, 2013 is $11,531. We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing in order to commence exploration on our mining concessions.

RESULTS OF OPERATIONS

Working Capital

	December 31, 2013	March 31, 2013
Current Assets	$11,531	$37,252
Current Liabilities	$623,878	$226,891
Working Capital Deficit	$(612,347)	$(189,639)

Cash Flows

	Period Ended December 31, 2013	Period Ended December 31, 2012
Cash Flows used in Operating Activities	$(171,313)	$(14,990)
Cash Flows used in Investing Activities	$(58,150)	$-
Cash Flows provided by Financing Activities	$218,375	$-
Net Decrease in Cash During Period	$(11,088)	$(14,990)

The decrease in our working capital at December 31, 2013 from the period ended March 31, 2013 is reflective of the current state of our business development.

As of December 31, 2013, we had cash on hand of $11,531. Since our inception, we have used our common stock and convertible promissory notes to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended December 31, 2013 was $214,554 compared with $13,401 for the three months ended December 31, 2012. The increase in operating expenditures was a result of the Company's ongoing reporting requirements, accounting, consulting, general and administrative expenses, exploration expenses, and $100,000 impairment on the Nobewam Concession.

Operating expenses for the nine months ended December 31, 2013 was $357,007 compared with $14,990 for the nine months ended December 31, 2012. The increase in operating expenditures was a result of the Company's ongoing reporting requirements, accounting, consulting, general and administrative expenses, exploration expenses, and $100,000 impairment on the Nobewam Concession.

Net loss for the three months ended December 31, 2013 was $309,004 compared with $13,401 for the three months ended December 31, 2012. The overall increase in net loss of $295,603 was attributed to the Company's ongoing reporting requirements, accounting, consulting, general and administrative expenses, exploration expenses impairment on the Nobewam Concession, and interest expense in conjunction with the Company's outstanding convertible promissory notes.

Liquidity and Capital Resources

As at December 31, 2013, the Company’s cash balance was $11,531.

As at December 31, 2013, the Company had total liabilities of $623,878.

As at December 31, 2013, the Company had a working capital deficit of $(612,347)

Cashflow from Operating Activities

During the nine month period ended December 31, 2013, the Company used $171,313 of cash for operating activities.

Cashflow from Investing Activities

During the nine month period ended December 31, 2013, the Company paid $10,000 to acquire mineral claims and $48,150 deposit to acquire a 55% working interest in an oil and gas concession.

Cashflow from Financing Activities

During the nine month period ended December 31, 2013, the Company has net cash received of $218,375 from financing activities.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

During the three months ended December 31, 2013, the Company issued 33,500 shares of common stock for cash received of $5,000

2. Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing

3.01	Articles of Incorporation	Filed with the SEC on August 17, 2011 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC August 17, 2011 as part of our Registration Statement on Form S-1
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
_______________
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

CENTOR ENERGY, INC.

Dated: February 19, 2014	By:	/s/ Michael Sullivan
Michael Sullivan
Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February 19, 2014	By:	/s/ Michael Sullivan
Michael Sullivan – Director

Dated: February 19, 2014	By:	/s/ Fred Da Silva
Fred Da Silva – Director